Form 10-Q
period 1996-06-15
ROADWAY EXPRESS INC
filed 1996-07-19
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Period ended June 15, 1996.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                                      34-0492670
- - --------------------------------------------------------------           -----------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No)

1077 Gorge Boulevard   Akron, OH                             44310
- - -----------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                  ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  x  No    .
                                         ---    ---

The number of shares of common stock ($.01 par value) outstanding as of July 8, 1996 was 20,543,164.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          June 15, 1996                    December 31, 1995
                                                ----------------------------------------------------------------------
                                                                       (dollars in thousands)
Assets
Current assets:
   Cash and cash equivalents                              $     22,657                       $     23,341
   Accounts receivable, net                                    232,839                            227,121
   Other current assets                                         24,150                             19,530
                                                ----------------------------------------------------------------------
Total current assets                                           279,646                            269,992

Carrier operating property at cost                           1,423,862                          1,433,712
Allowance for depreciation                                   1,019,750                          1,008,952
                                                ----------------------------------------------------------------------
Carrier operating property, net                                404,112                            424,760
Deferred income taxes                                           18,733                             18,855
                                                ----------------------------------------------------------------------
Total assets                                              $    702,491                       $    713,607
                                                ======================================================================
Liabilities and shareholders' equity

Current liabilities
   Accounts payable                                       $    124,285                       $    125,263
   Salaries and wages payable                                  113,531                            110,968
   Freight and casualty claims payable                          54,538                             60,225
                                                ----------------------------------------------------------------------
Total current liabilities                                      292,354                            296,456

Long-term liabilities
   Casualty claims payable                                      79,544                             95,379
   Future equipment repairs                                     26,509                             29,191
   Accrued pension and retiree medical                          92,789                             86,939
                                                ----------------------------------------------------------------------
Total long-term liabilities                                    198,842                            211,509

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,458 shares                                    206                                206
   Other shareholders' equity                                  211,089                            205,436
                                                ----------------------------------------------------------------------
Total shareholders' equity                                     211,295                            205,642
                                                ----------------------------------------------------------------------
Total liabilities and equity                              $    702,491                       $    713,607
                                                ======================================================================



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                   (Second Quarter)

                                                                        June 15, 1996             June 17, 1995
                                                                  ----------------------------------------------------
                                                                     (amounts in thousands, except per share data)
    Revenue                                                             $    532,749              $    521,122
    Operating expenses:
      Salaries, wages and benefits                                           351,621                   358,534
      Operating supplies and expenses                                         90,070                    93,820
      Purchased transportation                                                40,537                    33,861
      Operating taxes and licenses                                            18,070                    17,383
      Insurance and claims expense                                            10,517                    13,173
      Provision for depreciation                                              15,298                    17,014
      Net (gain) loss on disposal of operating property                         (687)                       57
                                                                  ----------------------------------------------------
    Total operating expenses                                                 525,426                   533,842
                                                                  ----------------------------------------------------
    Operating income (loss)                                                    7,323                   (12,720)
    Other (expense), net                                                        (178)                     (417)
                                                                  ----------------------------------------------------
    Income (loss) before income taxes                                          7,145                   (13,137)
    Provision (benefit) for income taxes                                       3,092                    (4,548)
                                                                  ----------------------------------------------------
    Net income (loss)                                                   $      4,053              $     (8,589)
                                                                  ====================================================
    Net income (loss) per share                                         $       0.20              $      (0.42)
    Average shares outstanding                                                20,484                    20,556


                                                                                Twenty-four Weeks Ended
                                                                                    (Two Quarters)

                                                                        June 15, 1996             June 17, 1995
                                                                  ----------------------------------------------------
                                                                     (amounts in thousands, except per share data)
    Revenue                                                             $  1,049,712              $  1,043,411
    Operating expenses:
      Salaries, wages and benefits                                           697,195                   710,486
      Operating supplies and expenses                                        177,152                   184,146
      Purchased transportation                                                79,895                    65,570
      Operating taxes and licenses                                            35,686                    35,055
      Insurance and claims expense                                            20,006                    26,737
      Provision for depreciation                                              30,834                    33,880
      Net (gain) on disposal of operating property                            (3,321)                     (181)
                                                                  ----------------------------------------------------
    Total operating expenses                                               1,037,447                 1,055,693
                                                                  ----------------------------------------------------
    Operating income (loss)                                                   12,265                   (12,282)
    Other (expense), net                                                        (510)                   (1,928)
                                                                  ----------------------------------------------------
    Income (loss) before income taxes                                         11,755                   (14,210)
    Provision (benefit) for income taxes                                       5,079                    (5,062)
                                                                  ----------------------------------------------------
    Net income (loss)                                                   $      6,676              $     (9,148)
                                                                  ====================================================
    Net income (loss) per share                                         $       0.33              $      (0.45)
    Average shares outstanding                                                20,520                    20,556

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Twenty-four Weeks Ended
                                                                                    (Two Quarters)

                                                                        June 15, 1996             June 17, 1995
                                                                  ----------------------------------------------------
                                                                                (dollars in thousands)

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                     $    6,676                $   (9,148)
    Depreciation and amortization                                             30,854                    33,860
    Other operating adjustments                                              (30,324)                  (37,691)
                                                                  ----------------------------------------------------
    Net cash provided (used) by operating activities                           7,206                   (12,979)

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of carrier operating property                                  (13,068)                  (15,614)
    Sales of carrier operating property                                        6,205                     2,525
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                     (6,863)                  (13,089)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                            (1,027)                   (7,500)
    Net borrowings                                                                 -                    20,500
                                                                  ----------------------------------------------------
    Net cash (used) provided by financing activities                          (1,027)                   13,000
    Net (decrease) in cash & cash equivalents                                   (684)                  (13,068)
    Cash and cash equivalents at beginning of period                          23,341                    24,028
                                                                  ----------------------------------------------------
    Cash and cash equivalents at end of period                            $   22,657                $   10,960
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks and 24 weeks ended June 15, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1995.

Note B--Accounting Period

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Roadway Express reported a net income of $4,053,000, or $0.20 per share, for the second quarter ended June 15, 1996. This improvement is the result of cost controls and tonnage growth, and compares to a loss of $8,589,000, or $0.42 per share, in the second quarter of last year. Revenues were $532,749,000 for the second quarter of 1996, compared to $521,122,000 for the second quarter of 1995. Cost reductions enabled the Company to compensate for weak revenue rates and generate a profit for the second quarter.

Roadway's tonnage was up 1.9% in the second quarter. Our less-than-truckload
(LTL) tons were up 3.1% and truckload tonnage was down 2.9%, compared to second quarter 1995. Freight rate levels have increased 0.3% above those of second quarter 1995, and have improved by approximately 3% over year-end 1995. Current rate levels are not sufficient to support long term operational needs. As industry capacity is reduced, rate levels are expected to improve.

Cost savings resulting from our ongoing network refinement, reduced corporate overhead, and the positive impact of our safety and risk management programs contributed to a 3.3% decrease in operating costs per ton of freight compared to last year, excluding the gain on sale of operating property. The gain on sale of operating property added $1.9 million to net income in the first half of 1996. While we plan to sell additional facilities during 1996, we don't anticipate this level of gain on future sales. Our cost containment strategies are on schedule. At the end of the quarter our system count was 451 terminals, compared to 583 terminals at the end of the second quarter 1995. Our strategy also includes the increased use of railroads in certain linehaul operations, which is reflected in the 21.8% increase in purchased transportation expense during the first half of 1996 compared to 1995. Rising fuel costs were a concern during the second quarter, but the increased use of intermodal transportation and purchases of fuel on contract minimized the negative impact.

At the end of the quarter, there were no borrowings against the credit facility, as opposed to a $20.5 million increase of short term borrowings during the first half of 1995. The short term debt in 1995 was used to fund working capital needs and a dividend to our former parent. In 1996 our cash flow from operations has been sufficient to meet working capital needs. We entered into an operating lease agreement to replace 3,250 (approximately 11%) of our linehaul trailers during 1996. By the end of the quarter, we had replaced 690 of our aging trailers with these new leased units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On April 1, 1996 a wage and benefit increase of 3.8% became effective under the terms of the National Master Freight Agreement with the International Brotherhood of Teamsters. Working with the Teamsters, the Company implemented the Roadway Express Union Stock Plan, a stock incentive opportunity for our 18,000 Teamster employees who, through incentive-based distributions of stock tied to Company operating margin, can be rewarded for contributing to a safe, reliably-staffed, and injury-free work environment. An Employee Stock Purchase Program was implemented for qualifying employees, allowing them an opportunity to purchase company stock through payroll deduction at a discount of 15% of the market price. The Company has finished the previously announced repurchase of 320,000 shares of its outstanding common stock to fund the Management Incentive Stock Plan. Additionally, on July 10, the Board of Directors announced a cash dividend of $0.05 per share on the Company's common stock payable on September 3, 1996, to shareholders of record on August 15, 1996. The increase in union wage rates is expected to be partially offset by reductions in the terminal network to better utilize existing capacity, improve efficiency, and reduce fixed costs. The stock plans will better link employee actions to shareholder interests.

The portions of narrative set forth in this discussion that are not historical in nature are forward-looking statements. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that, besides those mentioned, include the condition of the industry and the economy and the success of the Company's operating plans.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 10, 1996, the Board of Directors announced a cash dividend of $0.05 per share on the Company's common stock payable on September 3, 1996, to shareholders of record on August 15, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
- - ----------

     10.18 Operating lease agreement by and between Roadway Express, Inc. and ABN AMRO North America, Inc.

     27    Financial Data Schedule.

List of the Current Reports on Form 8-K which have been filed since April 16, 1996:

Date of Form 8-K  Items reported
- - ----------------  --------------

July 2, 1996      Press Release dated July 2, 1996 announcing second quarter
                  1996 operating results.







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ROADWAY EXPRESS, INC.

Date:July 17, 1996     By:  /s/ J. Dawson Cunningham
     -------------        --------------------------
                          J. Dawson Cunningham, Vice President-Finance and
                          Administration, and Treasurer (Principal Financial and
                          Accounting Officer)