Form 10-Q
period 1996-09-07
ROADWAY EXPRESS INC
filed 1996-10-11
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934.  For the Period ended September 7, 1996.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934.  For the transition period from ______ to ______.



                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                   34-0492670
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No)
incorporation or organization)


1077 GORGE BOULEVARD   AKRON, OH                         44310
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (330) 384-1717
                                                   --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                      -----   -----


The number of shares of common stock ($.01 par value) outstanding as of September 30, 1996 was 20,536,008.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        September 7, 1996                  December 31, 1995
                                                ----------------------------------------------------------------------
                                                                       (dollars in thousands)
Assets
Current assets:
   Cash and cash equivalents                              $     21,413                       $     23,341
   Accounts receivable, net                                    247,243                            227,121
   Other current assets                                         20,678                             19,530
                                                ----------------------------------------------------------------------
Total current assets                                           289,334                            269,992

Carrier operating property at cost                           1,411,902                          1,433,712
Allowance for depreciation                                   1,017,899                          1,008,952
                                                ----------------------------------------------------------------------
Carrier operating property, net                                394,003                            424,760

Deferred income taxes                                           17,954                             18,855
                                                ----------------------------------------------------------------------
Total assets                                              $    701,291                       $    713,607
                                                ======================================================================

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                       $    131,650                       $    125,263
   Salaries and wages payable                                  111,613                            110,968
   Freight and casualty claims payable                          50,900                             60,225
                                                ----------------------------------------------------------------------
Total current liabilities                                      294,163                            296,456

Long-term liabilities
   Casualty claims payable                                      72,053                             95,379
   Future equipment repairs                                     25,751                             29,191
   Accrued pension and retiree medical                          94,649                             86,939
                                                ----------------------------------------------------------------------
Total long-term liabilities                                    192,453                            211,509

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                    206                                206
   Other shareholders' equity                                  214,469                            205,436
                                                ----------------------------------------------------------------------
Total shareholders' equity                                     214,675                            205,642
                                                ----------------------------------------------------------------------
Total liabilities and equity                              $    701,291                       $    713,607
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

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                    (Third Quarter)
                                                                      September 7, 1996         September 9, 1995
                                                                  ----------------------------------------------------
                                                                     (amounts in thousands, except per share data)
    Revenue                                                             $    540,942              $    526,580
    Operating expenses:
      Salaries, wages and benefits                                           355,154                   357,029
      Operating supplies and expenses                                         89,491                    87,949
      Purchased transportation                                                44,893                    37,395
      Operating taxes and licenses                                            17,614                    17,510
      Insurance and claims expense                                            10,517                    13,241
      Provision for depreciation                                              14,213                    16,590
      Net (gain) on disposal of operating property                              (935)                     (369)
                                                                  ----------------------------------------------------
    Total operating expenses                                                 530,947                   529,345
                                                                  ----------------------------------------------------
    Operating income (loss)                                                    9,995                    (2,765)
    Other income (expense), net                                                 (364)                     (826)
                                                                  ----------------------------------------------------
    Income (loss) before income taxes                                          9,631                    (3,591)
    Provision for income taxes                                                 5,051                       457
                                                                  ----------------------------------------------------
    Net income (loss)                                                   $      4,580              $     (4,048)
                                                                  ====================================================
    Net income (loss) per share                                         $       0.22              $      (0.20)
    Average shares outstanding                                                20,541                    20,556


                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)
                                                                      September 7, 1996         September 9, 1995
                                                                  ----------------------------------------------------
                                                                     (amounts in thousands, except per share data)
    Revenue                                                             $  1,590,654              $  1,569,991
    Operating expenses:
      Salaries, wages and benefits                                         1,052,349                 1,067,515
      Operating supplies and expenses                                        266,643                   272,095
      Purchased transportation                                               124,788                   102,965
      Operating taxes and licenses                                            53,300                    52,565
      Insurance and claims expense                                            30,523                    39,978
      Provision for depreciation                                              45,047                    50,470
      Net (gain) on disposal of operating property                            (4,256)                     (550)
                                                                  ----------------------------------------------------
    Total operating expenses                                               1,568,394                 1,585,038
                                                                  ----------------------------------------------------
    Operating income (loss)                                                   22,260                   (15,047)
    Other income (expense), net                                                 (874)                   (2,754)
                                                                  ----------------------------------------------------
    Income (loss) before income taxes                                         21,386                   (17,801)
    Provision (benefit) for income taxes                                      10,130                    (4,605)
                                                                  ----------------------------------------------------
    Net income (loss)                                                   $     11,256              $    (13,196)
                                                                  ====================================================
    Net income (loss) per share                                         $       0.55              $      (0.65)
    Average shares outstanding                                                20,527                    20,556

See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)
                                                                      September 7, 1996         September 9, 1995
                                                                  ----------------------------------------------------
                                                                                 (dollars in thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                     $   11,256                $  (13,196)
    Depreciation and amortization                                             45,084                    50,440
    Other operating adjustments                                              (46,181)                  (34,781)
                                                                  ----------------------------------------------------
    Net cash provided by operating activities                                 10,159                     2,463

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of carrier operating property                                  (20,102)                  (19,303)
    Sales of carrier operating property                                       10,068                     3,318
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                    (10,034)                  (15,985)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                            (2,053)                   (7,500)
    Net borrowings                                                                 -                    19,000
                                                                  ----------------------------------------------------
    Net cash provided (used) by financing activities                          (2,053)                   11,500

    Net decrease in cash and cash equivalents                                 (1,928)                   (2,022)
    Cash and cash equivalents at beginning of period                          23,341                    24,028
                                                                  ----------------------------------------------------
    Cash and cash equivalents at end of period                            $   21,413                $   22,006
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks and 36 weeks ended September 7, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1995.

Note B--Accounting Period

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C--Provision for Income Taxes

Taxes provided exceed the U.S. statutory rate primarily due to non-deductible operating costs, and foreign and state taxes.

                                       Twelve Weeks Ended                            Thirty-six Weeks Ended
                                        (Third Quarter)                                 (Three Quarters)
                           September 7, 1996       September 9, 1995       September 7, 1996       September 9, 1995
                         ----------------------- ----------------------- ----------------------- -----------------------
                                                             (amounts in thousands)
U.S. Federal                    $ 3,637                  $ (236)                $ 5,538                $ (7,007)
U.S. State                          585                    (180)                  1,232                  (1,028)
Foreign                             829                     873                   3,360                   3,430
                         ----------------------- ----------------------- ----------------------- -----------------------
    Total                       $ 5,051                  $  457                 $10,130                $ (4,605)
                         ======================= ======================= ======================= =======================





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $4,580,000, or $0.22 per share, for the third quarter ended September 7, 1996, compared to a loss of $4,048,000, or $0.20 per share, in the third quarter of last year. This improvement in earnings is primarily the result of cost controls and revenue growth. Revenues were $540,942,000 for the third quarter of 1996, compared to $526,580,000 for the third quarter of 1995.

The Company's tonnage was up .4% in the third quarter. Our less-than-truckload
(LTL) tons were up 2.1% and truckload tonnage was down 6.8%, compared to third quarter 1995. Net revenue per ton has increased 2.3% above the third quarter 1995. This increase reflects modest improvement in freight rates and a larger percentage of the higher rated LTL freight being handled in the third quarter of 1996. LTL rates have increased by 1.5% and truckload rates have increased by 1.0% above third quarter 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cost containment enabled the Company to compensate for continued weak revenue rates and generate a profit for the third quarter. Operating expenses per ton were flat compared to third quarter 1995. Salary, wage, and benefit costs were slightly lower than last year, principally due to the favorable impact of the Company's continuing network refinement and the reduction of benefit costs including workers' compensation. Insurance claims and expenses were 20.6% below last year due to reduced cargo losses and fewer damage claims, plus the continued strong safety performance of our work force. Purchased transportation costs increased 20%, reflecting the Company's expanding use of intermodal services. Increased fuel prices reduced operating income by $1.3 million. To alleviate this situation, the company instituted a variable fuel surcharge effective September 3, 1996, which is based on the U.S. National Average Fuel Index. Virtually none of the fuel surcharge was recognized in the third quarter of 1996 since it was put into effect during the last week of the quarter. Depreciation expenses have also been reduced as more revenue equipment has become fully depreciated and as we have reduced terminal facilities.

On a year-to-year basis, cost savings resulting from our ongoing network refinement, reduced corporate overhead, and the positive impact of our safety and risk management programs contributed to a 2.2% decrease in operating costs per ton of freight, excluding the gain on sale of operating property. The gain on sale of operating property added $2.2 million to net income in the first three quarters of 1996. While the Company plans to sell additional facilities during 1996, we don't anticipate this level of gain on future sales. Our cost containment strategies are on schedule. The Company's system count has been reduced to 436 terminals, compared to 549 terminals at the end of the third quarter 1995. Our strategy also includes the increased use of railroads in certain linehaul operations, which is reflected in the 21.2% increase in purchased transportation expense during the first three quarters of 1996 compared to 1995. Rising fuel costs have reduced operating income by $3.7 million during 1996.

The tax expense attributable to the operating income for the first three quarters of 1996 and the tax benefit attributable to the operating losses in the first three quarters of 1995 differ from the Federal statutory rate due to the impact of state taxes, taxes on profitable foreign operations, and non-deductible operating expenses as described in Note C to the Condensed Consolidated Financial Statements.

Freight and casualty claims payable have declined since year end 1995 primarily due to the safety and risk management programs precipitated by the spin-off from our former parent. New safety programs were initiated to control losses and claims, and in late 1995 an intensive review was initiated to settle existing claims which has resulted in significant reductions in this liability.

During the quarter, the Company entered into an additional $25 million credit agreement, increasing the borrowing capacity to $50 million. At the end of the quarter, there were no borrowings against the credit facilities, as opposed to a $19 million increase of short term borrowings during the first three quarters of 1995. The short term debt in 1995 was used to fund working capital needs and a dividend to our former parent. In 1996, cash flow from operations has been sufficient to meet working capital needs. The Company entered into an operating lease agreement to replace 3,250 (approximately 11%) of our linehaul trailers during 1996. By the end of the quarter, we had replaced 1,677 aging trailers with these new leased units.

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

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On October 9, 1996, the Board of Directors announced a cash dividend of $0.05 per share on the Company's common stock payable on December 2, 1996, to shareholders of record on November 15, 1996.

The annual meeting of shareholders of Roadway Express, Inc. will be held on Wednesday, March 26, 1997 at 9:00 a.m. Eastern Standard Time at the Sheraton Suites Hotel, 1989 Front St., Cuyahoga Falls, Ohio. Formal notice and proxy statement, with proxy, and the Annual Report to Shareholders will be mailed on or about February 21, 1997, to each shareholder of record on February 11, 1997.

Submissions of shareholder proposals to be included in the Roadway Express, Inc. proxy statement must be received by Friday, November 15, 1996. Please direct all proposals, in writing, to : Office of the Secretary, Roadway Express, Inc., 1077 Gorge Boulevard, Akron, OH 44310.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.

   10.19 $25,000,000 Credit Agreement between Roadway Express, Inc. and Morgan Guaranty Trust Company of New York.

   27         Financial Data Schedule.



List of the Current Reports on Form 8-K which have been filed since July 3, 1996:

DATE OF FORM 8-K         ITEMS REPORTED

None.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ROADWAY EXPRESS, INC.





Date:  October 10, 1996                By:    /S/ J. Dawson Cunningham
       ----------------                    ---------------------------
                                           J. Dawson Cunningham, Vice President-
                                           Finance and Administration, and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)