Form 10-K
period 1996-12-31
ROADWAY EXPRESS INC
filed 1997-03-28
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[x]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended December 31, 1996.

                                       OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from ______ to ______.

                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          34-0492670
------------------------------                          -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No)


1077 Gorge Boulevard   Akron, OH                              44310
---------------------------------                             --------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered:
                  None
    -------------------             ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No   .
   ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 11, 1997 Common Stock, $.01 Par Value -- $ 395,304,602.

The number of shares outstanding of the issuer's classes of common stock as of February 11, 1997 Common Stock, $.01 Par Value -- 20,535,304 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I and II. Certain portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders held on March 26, 1997, are incorporated by reference into Part III.

PART I

ITEM 1.  --  BUSINESS

(a) General development of the business. Roadway Express, Inc. (the "Company" or "Roadway"), a Delaware corporation founded in 1930, provides less-than-truckload ("LTL") freight services on two day and longer major city-to-city routes ("lanes") in North America, and on international lanes to and from North America. On January 2, 1996, Roadway was spun-off from Roadway Services, Inc. (the "former parent") which has now been renamed Caliber System, Inc. The Company's headquarters are at 1077 Gorge Boulevard, Akron, Ohio, 44310.

(b) Segment information. The operation of the company is conducted in primarily one industry segment, the interstate transportation of LTL freight.

(c) Description of the business. Roadway provides LTL transportation of general commodity freight by motor vehicle, in North America and elsewhere. General commodity freight includes apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal and metal products, non-bulk petroleum products, rubber, textiles, wood, and miscellaneous manufactured products. Roadway offers LTL service within Canada and Mexico through its subsidiaries, and also offers service to and from 62 additional countries worldwide. The Company serves over one-half million customers in North America.

Roadway is affected directly by the state of the overall economy, but no single segment of the economy (e.g., general retail merchandise, automotive, chemical) accounts for more than 10% of the Company's revenues. Seasonal fluctuations affect tonnage, revenues and operating results. Normally, the fall of each year is the Company's busiest shipping period; the months of December and January of each year are the slowest. Shipment levels, operating costs, and operating results can also be adversely affected by inclement weather. During 1996, no single customer accounted for more than 2% of the Company's total revenues, and the ten largest customers accounted for approximately 9% of the Company's total revenue.

The LTL business is extremely competitive. High levels of competition and persistent industry overcapacity continue to result in aggressive discounting and narrow margins. Roadway's primary competitors in the national LTL market are Yellow Freight System, Consolidated Freightways Corp., and ABF Freight System. The Company also competes for LTL freight with other national and international LTL carriers as well as regional LTL motor carriers, truckload carriers, small package carriers, private carriage, freight forwarders, railroads and airlines. Based on reported revenue for 1996, Roadway is one of the largest LTL motor carriers in the United States. Competition for freight is based primarily upon price and service (transit time). To maintain and improve market share, the Company offers and negotiates various discounts. The Company works directly with customers on an account-by-account basis to find ways to improve efficiencies and contain costs to improve both customer and carrier profitability.

Deregulation of most of the trucking industry, begun in 1980 and largely completed by Congress in 1995, has given rise to intense competition. New entrants, some of which have grown rapidly in regional markets, include some non-union carriers that may have lower labor costs than the Company.

At year end 1996, the Company had over 25,500 employees. Approximately 75% of the Company's employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (the "Teamsters"). In 1994, the Company experienced a 24-day strike by the Teamsters following expiration of the National Master Freight Agreement (the "Contract"). The current Contract with the Teamsters expires on March 31, 1998. The Company believes that its current relations with the Teamsters are satisfactory.

Roadway's operations in interstate commerce are currently regulated by the U.S. Department of Transportation ("DOT"), which retains limited oversight authority over motor carriers. Recently enacted Federal legislation has preempted regulation by the states of price, routes, and service in intrastate freight transportation. The Company, like other interstate motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the DOT. The Company has earned a "satisfactory" rating (the highest of three grading categories) from the DOT. In addition, vehicle weight and dimensions remain subject to both Federal and state regulation. More restrictive limitations on vehicle weight and size, or on trailer length or configuration, could adversely affect the operating results of the Company.

At December 31, 1996, the Company owned a total of 9,665 tractors and 30,082 trailers. The average age of the intercity tractors was 7.6 years, and that of the intercity trailers was 9.0 years. We also operated 3,108 intercity trailers under a long-term lease. There is sufficient capacity to meet normal requirements.

Short-term leased equipment is used to meet peak demands.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, positions, and ages of the persons who serve as Executive Officers of the Company.

----------------------------------------------------------------------------------------------
    NAME                                      PRESENT POSITIONS AND RECENT BUSINESS EXPERIENCE
----------------------------------------------------------------------------------------------
J. Dawson Cunningham                          Vice President-Finance and
                                              Administration, and Treasurer
                                              since August 1990.  Age 50.

Louis J.Esposito                              Vice President-Sales since
                                              September 1995; previously he
                                              served as Vice President-Midwest
                                              Division from December 1990
                                              through September 1995. Age 54.

John M. Glenn                                 Vice President-General Counsel
                                              and Secretary since January 1996.
                                              Previous to employment with the
                                              Company he was Vice President and
                                              General Counsel of Roadway
                                              Services, Inc. since 1987. Age 65.

James D. Staley

                                              Vice President-Operations since
                                              1993; previously he served as
                                              Vice President-Northeast Division
                                              from May 1989 through 1992. Age
                                              47.

Michael W. Wickham                            President and Chief Executive
                                              Officer; previously he served as
                                              President from July 1990 through
                                              1995. Age 50.

--------------------------------------------------------------------------------

No family relationships exist between any of the executive officers named above or between any executive officer and any director of the Company.

ITEM 2.  --  PROPERTIES

At December 31, 1996, the Company operated 424 terminal facilities, of which 285 were Company owned and 139 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 13,766, of which 11,861 were at Company owned facilities and 1,905 were at leased facilities. Thirty of the owned facilities are major consolidation/distribution centers which are in strategic locations throughout the continental United States. These 30 facilities contain 5,340 loading spaces, ranging in size from 71 to 426 loading spaces, and average 86,600 square feet, ranging from 31,000 to 220,000 square feet. All significant leased and owned facilities were being utilized at year end 1996, and are adequate to meet current needs.

The Company owns its main headquarters offices of approximately 259,000 square feet, situated on 39.7 acres of which 14.7 are owned, and 25 leased under a long-term contract expiring in 2009, but renewable to 2084. Approximately 148,000 square feet of office space for certain headquarters department functions are leased at other locations.

ITEM 3.  --  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of its business. In the opinion of the management of the Company, the outcome of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5.  --  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

The information under the caption "Common stock" in the table headed "Selected Quarterly Financial Data" on page 33 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, filed with this Form 10-K as page 19 of Exhibit 13, is incorporated herein by reference.

ITEM 6  --  SELECTED FINANCIAL DATA

The information set forth under the heading "Historical Data" for the years 1996, 1995, 1994, 1993, and 1992, on pages 34 and 35 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, filed with this Form 10-K as page 20 of Exhibit 13, is incorporated herein by reference.

ITEM 7.  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, filed with this Form 10-K as pages 1 through 4 of Exhibit 13, is incorporated herein by reference. Subsequent Event. The Company entered into a stock purchase agreement on February 7, 1997, for the acquisition of all of the outstanding shares of Reimer Express Lines, Ltd. The purchase price of $15 million is payable in cash at closing, with additional cash payments of up to $10 million, payable subject to Reimer achieving specific performance levels over a 5 year period. The transaction will be financed from operating cash flow supplemented by the short-term credit lines as needed. The purchase is subject to approval by certain governmental agencies in Canada. Closing of the transaction is expected to occur during the second quarter of 1997. The statements in this document that are not historical in nature are forward-looking statements. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that include the condition of the industry and the economy and the success of the Company's operating plans, including the matters discussed in Item 1.

ITEM 8.  --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors appearing on pages 23 through 32 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference.

The summary of quarterly results of operations appearing on page 33 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

See list of financial statements under Item 14 (a) 1.

ITEM 9.  --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required concerning the directors is set forth under the caption "Election of Directors" on page 2 of the definitive proxy statement (the "Proxy") relating to the registrant's Annual Meeting of Shareholders held on March 26, 1997, and is incorporated herein by reference.

The information required concerning the executive officers is set forth under the caption "Executive Officers of the Registrant" in Item 1 of this document, and is incorporated herein by reference.

ITEM 11  --  EXECUTIVE COMPENSATION.

The information required concerning director compensation is set forth under the caption "Director Compensation" on page 3 of the Proxy, and is incorporated herein by reference.

The information required concerning executive compensation is set forth under the caption "Compensation of Executive Officers" on pages 6 through 8 of the Proxy, and is incorporated herein by reference.

ITEM 12  --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required concerning security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Company Common Stock" on pages 4 and 5 of the Proxy, and is incorporated herein by reference.

ITEM 13  --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 14  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. List of financial statements contained in Roadway's Annual Report to Shareholders for the year ended December 31, 1996, and filed as Exhibit 13 to this Form 10-K:

                                                                                Annual
                                                                                Report           Exhibit 13
                                                                                page(s)          page(s)
                                                                                -------          -------
          Consolidated balance sheets at December 31, 1996 and 1995             23               5
          Statements of consolidated income
               for the years ended December 31, 1996, 1995, and 1994            24               6
          Statements of consolidated shareholders' equity
               for the years ended December 31, 1996, 1995, and 1994            25               7
          Statements of consolidated cash flows
               for the years ended December 31, 1996, 1995, and 1994            26               8
          Notes to consolidated financial statements                            27-31            9-17
          Report of independent auditors dated January 22, 1997                 32               18
          Selected quarterly financial data for 1996 and 1995                   33               19

ITEM 14  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
             (CONTINUED)

(a) 2. The following financial statement schedule is included on page 8 of this Form 10-K:

                  Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1996 Annual Report to Shareholders.

(a) 3.   Exhibit Index

Exhibit No.
-----------

     3.1 Second Restated Certificate of Incorporation of Roadway Express, Inc. Adopted by Board of Directors' Resolution dated December 15, 1995 by unanimous written consent of the directors, and adopted by written consent of the sole shareholder on December 22, 1995. (filed as Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

     3.2 Restated Amended By-laws of Roadway Express, Inc. Adopted by Board of Directors' Resolution dated December 15, 1995 by unanimous written consent of the directors and adopted by written consent of the sole shareholder on December 22, 1995. (filed as Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

     10.1 Distribution Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 2.1 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28,
          1995, and incorporated herein by reference).

     10.2 Tax Matters Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.2 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28,
          1995, and incorporated herein by reference).

     10.3 Data Processing and Information Technology Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.3 to the Registrant's General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).

     10.4 Services and Support Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.4 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

     10.5 Intellectual Property Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.5 to the Registrant's General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).

     10.6 Agreement on Employee Matters between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.6 to the Registrant's General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).

     10.7 National Master Freight Agreement between Roadway Express, Inc. and the International Brotherhood of Teamsters (filed as Exhibit 10.7 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

     10.8 Alternative Dispute Resolution Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.8 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

     10.9 Director and Officer Indemnification Agreements (filed as Exhibit 10.9 to the Registrant's General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).

ITEM 14  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
             (CONTINUED)

(a) 3.   Exhibit Index (continued)

Exhibit No.

   10.10 *    Roadway Express, Inc. Management Incentive Stock Plan (filed as
              Exhibit 10.10 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.11 * Roadway Express, Inc. Stock Credit Plan (filed as Exhibit 10.11 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.12 * Roadway Express, Inc. Excess Plan (filed as Exhibit 10.12 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.13 *    Roadway Express, Inc. 401(a)(17) Benefit Plan  (filed as Exhibit
              10.13 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.14 * Roadway Express, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit Plan (filed as Exhibit 10.14 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.15      Roadway Express, Inc. 401(k) Stock Savings Plan (filed as
              Exhibit 4.3 to the Registrant's Registration Statement on Form
              S-8 dated December 19, 1995 and incorporated herein by reference).

   10.16 * Summary Description of Officers' Incentive Compensation Plan. (filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

   10.17 $25,000,000 Revolving Credit Facility by and between Roadway Express, Inc. and Bank One, Akron, NA. (filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

   10.18 Operating lease agreement by and between Roadway Express, Inc. And ABN AMRO North America, Inc. (filed as Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the period ended June 15, 1996, and incorporated herein by reference).

   10.19 $25,000,000 Credit Agreement between Roadway Express, Inc. and Morgan Guaranty Trust Company of New York (filed as Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the period ended September 7, 1996, and incorporated herein by reference).

   13 Annual Report to Shareholders for the year ended December 31, 1996. Only those portions expressly referenced herein are incorporated into this Form 10-K. Other portions are not required and, therefore, are not filed as part of this form 10-K.

   21         List of Subsidiaries.

   23         Consent of Independent Auditors.

   27         Financial Data Schedule

--------------------------------------------------------------------------------
*    Designates a compensation plan for Directors or Executive Officers.

(b)    Reports on Form 8-K filed in the Fourth Quarter of 1996 -- none.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROADWAY EXPRESS, INC.

Date March 26, 1997            By   /s/ Michael W. Wickham
     --------------               ------------------------
                                    Michael W. Wickham, President and
                                    Chief Executive Officer

Date March 26, 1997            By   /s/ J. Dawson Cunningham
     --------------               --------------------------
                                    J. Dawson Cunningham, Vice President-Finance
                                    and Administration, and Treasurer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 26, 1997            By   /s/ Frank P. Doyle
     --------------               --------------------
                                    Frank P. Doyle, Director

Date March 26, 1997            By   /s/ Phillip J. Meek
     --------------               ---------------------
                                    Phillip J. Meek, Director

Date March 26, 1997            By   /s/ Robert E. Mercer
     --------------               ----------------------
                                    Robert E. Mercer, Director

Date March 26, 1997            By   /s/ Carl W. Schafer
     --------------               ---------------------
                                    Carl W. Schafer, Director

Date March 26, 1997            By   /s/ William Sword
     --------------               -------------------
                                    William Sword, Director

Date March 26, 1997            By   /s/ Sarah Roush Werner
     --------------               ------------------------
                                    Sarah Roush Werner, Director

Date March 26, 1997            By   /s/ Michael W. Wickham
     --------------               ------------------------
                                    Michael W. Wickham, Director

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     ROADWAY EXPRESS, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (dollars in thousands)

             COL. A                   COL. B                   COL. C                  COL. D            COL. E
                                                             Additions
                                                                     Charged to
                                    Balance at       Charged to         Other
                                   Beginning of       Cost and       Accounts -       Deductions      Balance at End
          Description                 Period          Expenses        Describe        Describe (1)      of Period
1996
    Allowance for
       uncollectible accounts         $  3,284         $   9,780            -          $  10,262        $  2,802
    Valuation allowance on
deferred tax assets                      7,500             1,800            -                  -           9,300
                                      --------         ---------                       ---------        --------
                  Total               $ 10,784         $  11,580            -          $  10,262        $ 12,102
                                      ========          ========                        ========        ========
1995
    Allowance for
       uncollectible accounts         $  4,400         $  11,315            -          $  12,431        $  3,284
    Valuation allowance on
deferred tax assets                      6,200             1,300            -                  -           7,500
                                      --------         ---------                       ---------        --------
                  Total               $ 10,600         $  12,615            -          $  12,431        $ 10,784
                                       =======          ========                        ========        ========
1994
    Allowance for
       uncollectible accounts         $  5,230         $   5,845            -          $   6,675        $  4,400
    Valuation allowance on
deferred tax assets                      3,000             3,200            -                  -           6,200
                                      --------         ---------                       ---------        --------
                  Total               $  8,230         $   9,045            -          $   6,675        $ 10,600
                                       =======          ========                        ========         =======

(1) Uncollectible amounts written off, net of recoveries.