Form 10-Q
period 1997-03-29
ROADWAY EXPRESS INC
filed 1997-05-05
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the Period ended March 29, 1997.
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
                For the transition period from ______ to ______.


                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   34-0492670
---------------------------------------------           ------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No)

1077 Gorge Boulevard   Akron, OH                                  44310
----------------------------------------                         -------
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

The number of shares of common stock ($.01 par value) outstanding as of April 17, 1997 was 20,528,251.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          March 29, 1997                   December 31, 1996
                                                ----------------------------------------------------------------------
                                                                       (dollars in thousands)

Assets
Current assets:
   Cash and cash equivalents                              $     39,205                       $     36,243
   Accounts receivable, net                                    262,949                            260,789
   Other current assets                                         16,388                             16,847
                                                ----------------------------------------------------------------------
Total current assets                                           318,542                            313,879

Carrier operating property at cost                           1,379,772                          1,392,048
Allowance for depreciation                                   1,010,215                          1,013,954
                                                ----------------------------------------------------------------------
Net carrier operating property                                 369,557                            378,094

Deferred income taxes                                           17,275                             17,651
                                                ----------------------------------------------------------------------
Total assets                                              $    705,374                       $    709,624
                                                ======================================================================

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                       $    131,584                       $    135,248
   Salaries and wages payable                                  110,458                            110,124
   Other current liabilities                                    52,949                             52,545
                                                ----------------------------------------------------------------------
Total current liabilities                                      294,991                            297,917

Long-term liabilities
   Casualty claims payable                                      63,586                             66,674
   Future equipment repairs                                     23,256                             24,281
   Accrued pension and retiree medical                          98,631                             96,156
                                                ----------------------------------------------------------------------
Total long-term liabilities                                    185,473                            187,111

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                    206                                206
   Other shareholders' equity                                  224,704                            224,390
                                                ----------------------------------------------------------------------
Total shareholders' equity                                     224,910                            224,596
                                                ----------------------------------------------------------------------
Total liabilities and equity                              $    705,374                       $    709,624
                                                ======================================================================



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                    (First Quarter)

                                                                       March 29, 1997            March 23, 1996
                                                                  ----------------------------------------------------
                                                                     (amounts in thousands, except per share data)

    Revenue                                                             $    590,675              $    516,963
    Operating expenses:
      Salaries, wages and benefits                                           382,281                   345,574
      Operating supplies and expenses                                        101,947                    87,082
      Purchased transportation                                                48,218                    39,358
      Operating taxes and licenses                                            18,844                    17,616
      Insurance and claims expense                                            16,899                     9,489
      Provision for depreciation                                              12,628                    15,536
      Net (gain) on disposal of operating property                              (584)                   (2,634)
                                                                  ----------------------------------------------------
    Total operating expenses                                                 580,233                   512,021
                                                                  ----------------------------------------------------
    Operating income                                                          10,442                     4,942
    Other (expense), net                                                        (221)                     (332)
                                                                  ----------------------------------------------------
    Income before income taxes                                                10,221                     4,610
    Provision for income taxes                                                 4,699                     1,987
                                                                  ----------------------------------------------------
    Net income                                                          $      5,522              $      2,623
                                                                  ====================================================
    Net income per share                                                $       0.27              $       0.13
    Average shares outstanding                                                20,548                    20,557



See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                    (First Quarter)

                                                                       March 29, 1997            March 23, 1996
                                                                  ----------------------------------------------------
                                                                                (dollars in thousands)

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $    5,522                $    2,623
    Depreciation and amortization                                             12,646                    15,543
    Other operating adjustments                                              (10,674)                  (14,309)
                                                                  ----------------------------------------------------
    Net cash provided by operating activities                                  7,494                     3,857

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of carrier operating property                                   (6,222)                   (7,319)
    Sales of carrier operating property                                        2,716                     3,976
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                     (3,506)                   (3,343)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                            (1,026)                        -
    Net borrowings                                                                 -                         -
                                                                  ----------------------------------------------------
    Net cash used by financing activities                                     (1,026)                        -

    Net increase in cash and cash equivalents                                  2,962                       514
    Cash and cash equivalents at beginning of period                          36,243                    23,341
                                                                  ----------------------------------------------------
    Cash and cash equivalents at end of period                            $   39,205                $   23,855
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1996.

Note B--Accounting Period

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C--Provision for Income Taxes

Taxes provided exceed the U.S. statutory rate primarily due to non-deductible operating costs, and foreign and state taxes.

                                       Twelve Weeks Ended
                                        (First Quarter)

                             March 29, 1997          March 23, 1996
                         ----------------------- -----------------------
                                     (amounts in thousands)

U.S. Federal                    $ 3,216                   $ 871
U.S. State                          625                     239
Foreign                             858                     877
                         ----------------------- -----------------------
    Total                       $ 4,699                 $ 1,987
                         ======================= =======================


Note D-Impact of Recently Issued Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", as of December 31, 1997. The adoption of SFAS 128 is expected to have no impact on the Company's calculation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $5,522,000, or $0.27 per share, for the first quarter ended March 29, 1997, compared to income of $2,623,000, or $0.13 per share, in the first quarter of last year. This improvement in earnings is primarily the result of revenue growth and cost controls relating to our nearly completed network improvements. Revenues were $590,675,000 for the first quarter of 1997, a 14.3% improvement over first quarter 1996 revenue of $516,963,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's tonnage was up 8.7% in the first quarter compared to the prior year quarter. This increase was partly attributable to the inclusion of three extra working days in the first quarter this year. Less-than-truckload (LTL) tons were up 9.3% and truckload tonnage was up 6.4% compared to first quarter 1996. Net revenue per ton has increased 5.1% above the first quarter 1996. This increase reflects the impact of the January 1 price increase and the variable fuel surcharge which was instituted at the end of the third quarter, 1996.

Operating expenses per ton (excluding gain on sale of operating property) were up 3.8% compared to first quarter 1996. Fuel, purchased transportation, and insurance costs increased faster than business levels this quarter. Purchased transportation costs increased 22.5%, reflecting the Company's increasing use of railroads in certain linehaul operations, and our expanding use of freight containers for overseas operations. Higher fuel prices added $4.0 million to operating expenses in the current quarter compared to first quarter 1996. Salaries and wages were impacted by the tonnage growth and the 3.8% wage and benefit increase on April 1, 1996, under the terms of the Teamster contract, as well as by an increase in workers' compensation expenses. Freight, workers' compensation, and casualty claims payable declined during 1996 primarily due to new safety and risk management programs and an intensive review to settle existing claims, which was essentially completed by the end of 1996. Despite the new safety programs, insurance and claims expense increased by $7.4 million during the first quarter of 1997 due to the reduced expense in 1996, and a higher than expected settlement on a claim in 1997. Depreciation expense continues to decline as more revenue equipment becomes fully depreciated and as we reduce the number of terminal facilities. The Company's system count has been reduced to 415 terminals, compared to 468 terminals at the end of the first quarter 1996.

The tax expense attributable to the operating income for the first quarters of 1996 and 1995 differs from the Federal statutory rate due to the impact of state taxes, taxes on profitable foreign operations, and non-deductible operating expenses as described in Note C to the Condensed Consolidated Financial Statements.

At the end of the quarter, there were no borrowings against the credit facilities; cash flow from operations has been sufficient to meet working capital needs. The Company entered into a second operating lease agreement to replace an additional 3,250 (approximately 11%) of our linehaul trailers during 1997. Under these agreements, we have replaced approximately 4,300 aging trailers with new leased units.

On February 7, 1997, Roadway announced that it had reached agreement for the friendly acquisition of Reimer Express Lines, Ltd. of Winnipeg, Manitoba, Canada, for $15 million in cash. The agreement also contains provisions for additional payments of up to $10 million, subject to Reimer achieving defined performance criteria over a five year period. The purchase is subject to Canadian federal and provincial approvals, and is expected to be completed during the second quarter of 1997. This acquisition will immediately and vastly expand Roadway's Canadian coverage. The Company's current Canadian subsidiary will be closed upon completion of the purchase of Reimer. The Company does not expect to incur material expenses in relation to the shut-down of the existing Canadian subsidiary.

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

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on March 26, 1997. Two matters were voted upon at this meeting: (i) the election of seven members to the Board of Directors and (ii) ratification of the appointment of Ernst & Young LLP as the independent auditors. There were 18,358,612 shares voted and 2,176,691 shares not voted.

The following table shows the results of the vote.

         PROPOSAL                               FOR              AGAINST             WITHHELD

         Election of Directors
             Frank P. Doyle                  18,210,135                             148,477
             Phillip J. Meek                 18,221,207                             137,405
             Robert E. Mercer                18,183,070                             175,542
             Carl W. Schafer                 18,211,229                             147,383
             William Sword                   18,209,855                             148,756
             Sarah Roush Werner              18,215,105                             143,507
             Michael W. Wickham              18,121,073                             237,538
         Appointment of Ernst &
         Young LLP as auditors               18,161,618           114,036            82,958


ITEM 5.  OTHER INFORMATION

On April 16, 1997, the Board of Directors announced a cash dividend of $0.05 per share on the Company's common stock payable on June 2, 1997, to shareholders of record on May 16, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

10.20 Amendment to the $25,000,000 Credit Agreements between Roadway Express, Inc., Morgan Guaranty Trust Company of New York, and Bank One of Akron, N.A.

10.21 Schedule of documents not filed which are substantially identical in all material respects to previously filed documents.

27      Financial Data Schedule.

List of the Current Reports on Form 8-K which were filed during the current quarter:

Date of Form 8-K      Items reported
----------------      --------------

February 18, 1997     Announcement of the agreement between the Company and the
                      shareholders of Reimer for the friendly acquisition of Reimer Express Lines, Ltd of Winnipeg, Manitoba, Canada.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ROADWAY EXPRESS, INC.



Date:  May 1, 1997                    By:     /s/ J. Dawson Cunningham
       -----------                         ---------------------------
                                           J. Dawson Cunningham, Vice President-
                                           Finance and Administration, and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)