Form 10-Q
period 1997-06-21
ROADWAY EXPRESS INC
filed 1997-08-01
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.
                       For the Period ended June 21, 1997.

                                       OR
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from ______ to ______.

                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   34-0492670
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)

1077 Gorge Boulevard   Akron, OH                             44310
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ].

The number of shares of common stock ($.01 par value) outstanding as of July 18, 1997 was 20,554,423.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             June 21, 1997              December 31, 1996
                                                       ------------------------------------------------------
                                                                       (dollars in thousands)
Assets
Current assets:
     Cash and cash equivalents                                 $   41,022                 $   36,243
     Accounts receivable, net                                     275,740                    260,789
     Other current assets                                          20,689                     16,847
                                                       -----------------------------------------------------
Total current assets                                              337,451                    313,879

Carrier operating property at cost                              1,379,252                  1,392,048
Allowance for depreciation                                      1,015,907                  1,013,954
Net carrier operating property                                    363,345                    378,094

Deferred income taxes                                              18,428                     17,651
                                                       -----------------------------------------------------
Total assets                                                   $  719,224                 $  709,624
                                                       =====================================================

Liabilities and shareholders' equity
Current liabilities
     Accounts payable                                          $  134,825                 $  135,248
     Salaries and wages payable                                   111,989                    110,124
     Other current liabilities                                     51,809                     52,545
                                                       -----------------------------------------------------
Total current liabilities                                         298,623                    297,917

Long-term liabilities
     Casualty claims payable                                       65,590                     66,674
     Future equipment repairs                                      22,407                     24,281
     Accrued pension and retiree medical                          100,416                     96,156
                                                       -----------------------------------------------------
Total long-term liabilities                                       188,413                    187,111

Shareholders' equity
     Common Stock - $.01 par value
         Authorized - 100,000,000 shares
         Issued - 20,556,714 shares                                   206                        206
     Other shareholders' equity                                   231,982                    224,390
                                                       -----------------------------------------------------
Total shareholders' equity                                        232,188                    224,596
                                                       -----------------------------------------------------

Total liabilities and equity                                   $  719,224                 $  709,624
                                                       =====================================================



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




ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                   (Second Quarter)

                                                                    June 21, 1997                 June 15, 1996
                                                             -----------------------------------------------------------------
                                                                    (amounts in thousands, except per share data)

Revenue                                                           $     609,374                    $   532,749
Operating expenses:
     Salaries, wages and benefits                                       387,427                        351,621
     Operating supplies and expenses                                    105,259                         90,070
     Purchased transportation                                            60,759                         40,537
     Operating taxes and licenses                                        17,549                         18,070
     Insurance and claims expense                                        13,963                         10,517
     Provision for depreciation                                          11,807                         15,298
     Net (gain) on disposal of operating property                        (1,307)                          (687)
                                                             ------------------------------------------------------------------
Total operating expenses                                                595,457                        525,426
                                                             ------------------------------------------------------------------
Operating income                                                         13,917                          7,323
Other income (expense), net                                                  69                           (178)
                                                             ------------------------------------------------------------------
Income before income taxes                                               13,986                          7,145
Provision for income taxes                                                6,219                          3,092
                                                             ------------------------------------------------------------------
Net income                                                        $       7,767                    $     4,053
                                                             ==================================================================
Net income per share                                              $        0.38                    $      0.20
Average shares outstanding                                               20,536                         20,484




                                                                                   Twenty-four Weeks Ended
                                                                                      (Two Quarters)

                                                                       June 21, 1997                  June 15, 1996
                                                             -----------------------------------------------------------------
                                                                    (amounts in thousands, except per share data)

Revenue                                                           $   1,200,049                    $ 1,049,712
Operating expenses:
     Salaries, wages and benefits                                       769,708                        697,195
     Operating supplies and expenses                                    207,206                        177,152
     Purchased transportation                                           108,977                         79,895
     Operating taxes and licenses                                        36,393                         35,686
     Insurance and claims expense                                        30,862                         20,006
     Provision for depreciation                                          24,435                         30,834
     Net (gain) on disposal of operating property                        (1,891)                        (3,321)
                                                             ------------------------------------------------------------------
Total operating expenses                                              1,175,690                      1,037,447
                                                             ------------------------------------------------------------------
Operating income                                                         24,359                         12,265
Other income (expense), net                                                (152)                          (510)
                                                             ------------------------------------------------------------------
Income before income taxes                                               24,207                         11,755
Provision for income taxes                                               10,918                          5,079
                                                             ------------------------------------------------------------------
Net income                                                        $      13,289                    $     6,676
                                                             ==================================================================
Net income per share                                              $        0.65                    $      0.33
Average shares outstanding                                               20,542                         20,520

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                          Twenty-four Weeks Ended
                                                                             (Two Quarters)

                                                                  June 21, 1997          June 15, 1996
                                                          ----------------------------------------------
                                                                            (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $    13,289             $      6,676
Depreciation and amortization                                          24,319                   30,854
Other operating adjustments                                           (14,454)                 (30,324)
                                                          -----------------------------------------------------------
Net cash provided by operating activities                              23,154                    7,206

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of carrier operating property                                (9,548)                 (13,068)
Sales of carrier operating property                                     8,220                    6,205
Business acquisition                                                  (15,000)                       -
                                                          -----------------------------------------------------------
Net cash used by investing activities                                 (16,328)                  (6,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                         (2,047)                  (1,027)
                                                          -----------------------------------------------------------
Net cash used by financing activities                                  (2,047)                  (1,027)

Net increase (decrease) in cash and cash equivalents                    4,779                     (684)
Cash and cash equivalents at beginning of period                       36,243                   23,341
                                                          -----------------------------------------------------------
Cash and cash equivalents at end of period                        $    41,022             $     22,657
                                                          ===========================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended June 21, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1996.

Note B--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C--Provision for Income Taxes

Taxes provided exceed the U.S. statutory rate primarily due to non-deductible operating costs, and foreign and state taxes.

                                   Twenty-four Weeks Ended
                                     (Two Quarters)

                              June 21, 1997          June 15, 1996
                        ------------------------------------------
                                  (amounts in thousands)

U.S. Federal                 $ 8,129               $ 1,901
U.S. State                     1,289                   647
Foreign                        1,500                 2,531
                        ------------------------------------------
       Total                $ 10,918               $ 5,079
                        ==========================================



Note D-Impact of Recently Issued Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", as of December 31, 1997. The adoption of SFAS 128 is expected to have no impact on the Company's calculation of earnings per share.


Note E-Acquisition of Reimer Express Lines, Ltd.

On April 30, 1997, the Company acquired all of the outstanding shares of Reimer Express Lines, Ltd., a privately held common carrier in Winnipeg, Manitoba, Canada for $15 million in cash. The purchase agreement also contains provisions for additional payments of up to $10 million, subject to Reimer achieving defined performance criteria over a five year period. Reimer provides truckload and LTL service throughout Canada, and international service to and from Canada.

The acquisition was funded with existing cash, and was recorded under the purchase method of accounting. The results of Reimer's operations subsequent to the date of acquisition are included in the Company's consolidated financial statements. The excess of the purchase price over the net assets acquired has been recorded as goodwill, which will be amortized on a straight-line basis over 20 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $7,767,000, or $0.38 per share, for the second quarter ended June 21, 1997, compared to income of $4,053,000, or $0.20 per share, in the same quarter last year. This improvement in earnings is primarily the result of revenue growth, stable prices, and cost controls relating to our nearly completed network improvements. Revenues were $609,374,000 for the second quarter of 1997, a 14.4% improvement over second quarter 1996 revenue of $532,749,000.

On April 30, Roadway finalized its acquisition of Reimer Express Lines, Ltd., a Canadian carrier. Reimer became a wholly-owned subsidiary which provides both domestic Canadian and international service to and from Canada. As a result of this acquisition, Roadway closed its former Canadian operating company, resulting in a pre-tax charge to operations of $1,053,000 and reducing earnings by $0.03 per share for the second quarter. The primary costs attributable to that closure include severance compensation for displaced employees and fulfillment of ongoing lease commitments.

Total tonnage was up 11.6% in the second quarter compared to the prior year quarter. The addition of Reimer accounted for 42% of this increase. Less-than-truckload (LTL) tons were up 10.1% and truckload tonnage was up 18.3%. Net revenue per ton has increased 2.5% above the second quarter 1996 (5.0% excluding Reimer). This increase reflects the impact of the January 1 price increase and the variable fuel surcharge which was instituted at the end of the third quarter, 1996.

Operating expenses per ton (excluding gain on sale of operating property) were up 1.6% compared to second quarter 1996. Purchased transportation and insurance costs increased faster than business levels this quarter. Purchased transportation costs increased 49.9%, reflecting the Company's increasing use of railroads in certain linehaul operations, the increased use of commission agents for pickup and delivery service, and Reimer's use of union owner-operators for linehaul service. Salaries and wages were impacted by the tonnage growth and the 3.8% wage and benefit increase on April 1, 1997, under the terms of the Teamster contract, as well as by an increase in workers' compensation expenses. Despite these increases, salaries and wages per ton declined by 1.3% compared to second quarter 1996. This reflects increased use of purchased transportation mentioned above, and the impact of continued savings from the Company's network refinement efforts, which have reduced freight handling and eliminated certain administrative costs. Insurance and claims expense increased $3.4 million over second quarter 1996, primarily due to an intensive review to settle existing claims in 1996, which resulted in non-recurring cost reductions related to liability insurance.

Depreciation expense continues to decline as more revenue equipment becomes fully depreciated and as we reduce the number of terminal facilities. The Company's system count has been reduced to 413 terminals, compared to 451 terminals at the end of the second quarter 1996.

The tax expense attributable to the operating income for the first two quarters of 1997 and 1996 differs from the Federal statutory rate due to the impact of state taxes, taxes on profitable foreign operations, and non-deductible operating expenses as described in Note C to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At the end of the quarter, there were no borrowings against the credit facilities; cash flow from operations has been sufficient to meet working capital needs and to purchase Reimer. The Company entered into a second operating lease agreement to replace an additional 3,250 linehaul trailers during 1997 (11% of the fleet). Under these agreements, we have replaced approximately 5,200 aging trailers with new leased units.

The National Master Freight Agreement, our Contract with the International Brotherhood of Teamsters, expires on March 31, 1998. There was an announcement during the quarter that the Teamsters and Trucking Management, Inc., the multi-employer bargaining agent for our industry, formed a Joint Industry Development Committee. The Committee will conduct studies to help labor and management representatives make joint recommendations to the negotiators of the Contract.

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

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 9, 1997, the Board of Directors announced a cash dividend of $0.05 per share on the Company's common stock payable on September 2, 1997, to shareholders of record on August 15, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

       27     Financial Data Schedule.

List of the Current Reports on Form 8-K which were filed during the current quarter--none.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROADWAY EXPRESS, INC.





Date:  July 31, 1997           By:    /s/ J. Dawson Cunningham
       -------------                -------------------------------------------
                                    J. Dawson Cunningham, Vice President-Finance
                                    and Administration, and Treasurer (Principal
                                    Financial and Accounting Officer)