Form 10-Q
period 1997-09-13
ROADWAY EXPRESS INC
filed 1997-10-24
CIK 84271

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934. For the Period ended September 13, 1997.

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from ______ to ______.



                          Commission file number 0-600


                             ROADWAY EXPRESS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      Delaware                              34-0492670
------------------------------------------------        ------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
organization)                                           Identification No)

1077 Gorge Boulevard   Akron, OH                                  44310
---------------------------------                               --------
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


The number of shares of common stock ($.01 par value) outstanding as of October 11, 1997 was 20,542,171.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        September 13, 1997                 December 31, 1996
                                                ----------------------------------------------------------------------
                                                                       (dollars in thousands)
Assets
Current assets:
   Cash and cash equivalents                              $     45,638                       $     36,243
   Accounts receivable, net                                    308,347                            260,789
   Other current assets                                         21,462                             16,847
                                                ----------------------------------------------------------------------
Total current assets                                           375,447                            313,879

Carrier operating property at cost                           1,376,642                          1,392,048
Allowance for depreciation                                   1,013,956                          1,013,954
                                                ----------------------------------------------------------------------
Net carrier operating property                                 362,686                            378,094

Deferred income taxes                                           14,665                             17,651
                                                ----------------------------------------------------------------------
Total assets                                              $    752,798                       $    709,624
                                                ======================================================================

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                       $    163,759                       $    135,248
   Salaries and wages payable                                  112,142                            110,124
   Other current liabilities                                    56,391                             52,545
                                                ----------------------------------------------------------------------
Total current liabilities                                      332,292                            297,917

Long-term liabilities
   Casualty claims payable                                      60,550                             66,674
   Future equipment repairs                                     21,249                             24,281
   Accrued pension and retiree medical                          96,963                             96,156
                                                ----------------------------------------------------------------------
Total long-term liabilities                                    178,762                            187,111

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                    206                                206
   Other shareholders' equity                                  241,538                            224,390
                                                ----------------------------------------------------------------------
Total shareholders' equity                                     241,744                            224,596
                                                ----------------------------------------------------------------------
Total liabilities and equity                              $    752,798                       $    709,624
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

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                    (Third Quarter)
                                                                     September 13, 1997         September 7, 1996
                                                                  ----------------------------------------------------
                                                                     (amounts in thousands, except per share data)
    Revenue                                                             $    642,195              $    540,942
    Operating expenses:
      Salaries, wages and benefits                                           406,420                   355,154
      Operating supplies and expenses                                        107,125                    89,491
      Purchased transportation                                                68,144                    44,893
      Operating taxes and licenses                                            18,081                    17,614
      Insurance and claims expense                                            13,340                    10,517
      Provision for depreciation                                              10,847                    14,213
      Net (gain) on disposal of operating property                              (780)                     (935)
                                                                  ----------------------------------------------------
    Total operating expenses                                                 623,177                   530,947
                                                                  ----------------------------------------------------
    Operating income                                                          19,018                     9,995
    Other income (expense), net                                                 (209)                     (364)
                                                                  ----------------------------------------------------
    Income before income taxes                                                18,809                     9,631
    Provision for income taxes                                                 8,403                     5,051
                                                                  ----------------------------------------------------
    Net income                                                          $     10,406              $      4,580
                                                                  ====================================================
    Net income per share                                                $       0.50              $       0.22
    Average shares outstanding                                                20,548                    20,541



                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)
                                                                     September 13, 1997         September 7, 1996
                                                                  ----------------------------------------------------
                                                                     (amounts in thousands, except per share data)
    Revenue                                                             $  1,842,244              $  1,590,654
    Operating expenses:
      Salaries, wages and benefits                                         1,176,128                 1,052,349
      Operating supplies and expenses                                        314,331                   266,643
      Purchased transportation                                               177,121                   124,788
      Operating taxes and licenses                                            54,474                    53,300
      Insurance and claims expense                                            44,202                    30,523
      Provision for depreciation                                              35,282                    45,047
      Net (gain) on disposal of operating property                            (2,671)                   (4,256)
                                                                  ----------------------------------------------------
    Total operating expenses                                               1,798,867                 1,568,394
                                                                  ----------------------------------------------------
    Operating income                                                          43,377                    22,260
    Other income (expense), net                                                 (361)                     (874)
                                                                  ----------------------------------------------------
    Income before income taxes                                                43,016                    21,386
    Provision for income taxes                                                19,321                    10,130
                                                                  ----------------------------------------------------
    Net income                                                          $     23,695              $     11,256
                                                                  ====================================================
    Net income per share                                                $       1.15              $       0.55
    Average shares outstanding                                                20,544                    20,527

See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)
                                                                     September 13, 1997         September 7, 1996
                                                                  ----------------------------------------------------
                                                                                (dollars in thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $   23,695                $   11,256
    Depreciation and amortization                                             35,220                    45,084
    Other operating adjustments                                              (20,518)                  (46,181)
                                                                  ----------------------------------------------------
    Net cash provided by operating activities                                 38,397                    10,159

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of carrier operating property                                  (22,576)                  (20,102)
    Sales of carrier operating property                                       11,651                    10,068
    Business acquisition                                                     (15,000)                        -
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                    (25,925)                  (10,034)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                            (3,077)                   (2,053)
                                                                  ----------------------------------------------------
    Net cash used by financing activities                                     (3,077)                   (2,053)

    Net increase (decrease) in cash and cash equivalents                       9,395                    (1,928)
    Cash and cash equivalents at beginning of period                          36,243                    23,341
                                                                  ----------------------------------------------------
    Cash and cash equivalents at end of period                            $   45,638                $   21,413
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ending September 13, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1996.


Note B--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note C--Provision for Income Taxes

Taxes provided exceed the U.S. statutory rate primarily due to non-deductible operating costs, and foreign and state taxes.

                               Twelve Weeks Ended                             Thirty-six Weeks Ended
                                 (Third Quarter)                                 (Three Quarters)
                       September 13, 1997    September 7, 1996       September 13, 1997    September 7, 1996
                       --------------------------------------------------------------------------------------
                                                        (amounts in thousands)
U.S. Federal                  $ 5,875             $ 3,637                   $14,004             $ 5,538
U.S. State                      1,258                 585                     2,547               1,232
Foreign                         1,270                 829                     2,770               3,360
                       --------------------------------------------------------------------------------------
Total                         $ 8,403             $ 5,051                   $19,321             $10,130
                       ======================================================================================



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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $10,406,000 or $0.50 per share, for the third quarter ended September 13, 1997, compared to income of $4,580,000, or $0.22 per share, in the same quarter last year. This improvement in earnings is primarily the result of revenue growth, stable prices, and cost controls relating to our ongoing network improvements. Revenues were $642,195,000 for the third quarter of 1997, an 18.7% improvement over third quarter 1996 revenue of $540,942,000.

Total tonnage was up 11.8% in the third quarter compared to the prior year quarter. The addition of Reimer accounted for 44% of this increase. Less-than-truckload (LTL) tons were up 11.1% and truckload tonnage was up 14.9%. Net revenue per ton has increased 6.2% above the third quarter 1996. This increase reflects the impact of the January 1 price increase and the variable fuel surcharge which was instituted at the end of the third quarter, 1996, as well as a temporary influx of small-package freight during the UPS work stoppage. During the third quarter of 1997, shipments were up 21.0% over the prior year quarter. Small-package freight accounted for nearly half of this growth in shipments, increased revenues by 3.0%, and adversely impacted operating costs per ton.

Operating expenses per ton (excluding gain on sale of operating property) were up 5.0% compared to third quarter 1996. Salaries and wages per ton increased by 2.4% due to the additional small shipments and the 3.8% wage and benefit increase on April 1, 1997, under the terms of the Teamster contract, as well as by an increase in workers' compensation expenses. Operating supplies and expenses were up 19.7% due largely to additional equipment lease expense brought on by the increased volume of freight and the operating lease agreement discussed below. Purchased transportation and insurance costs increased faster than business levels this quarter. Purchased transportation costs increased 51.8%, reflecting the Company's increasing use of railroads in certain linehaul operations, the increased use of commission agents for pickup and delivery service, and Reimer's use of union owner-operators for linehaul service. Insurance and claims expense increased $2.8 million over third quarter 1996, primarily due to an intensive review to settle existing claims in 1996, which resulted in non-recurring cost reductions related to liability insurance.

Depreciation expense continues to decline as more revenue equipment becomes fully depreciated and as we reduce the number of terminal facilities. The Company's system count has been reduced to 409 terminals, compared to 436 terminals at the end of the third quarter 1996.

The tax expense for the first three quarters of 1997 and 1996 differs from the Federal statutory rate due to the impact of state taxes, taxes on profitable foreign operations, and non-deductible operating expenses as described in Note C to the Condensed Consolidated Financial Statements.

At the end of the quarter, there were no borrowings against the credit facilities; cash flow from operations has been sufficient to meet working capital needs. As previously reported, the Company entered into a second operating lease agreement to replace an additional 3,250 linehaul trailers during 1997 (11% of the fleet). Under these agreements, we have now replaced approximately 5,700 aging trailers with new leased units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The National Master Freight Agreement, our Contract with the International Brotherhood of Teamsters, expires on March 31, 1998. There was an announcement on September 16, 1997 that the Teamsters and Trucking Management, Inc., the multi-employer bargaining agent for our industry, began meeting as the Joint Industry Development Committee. Through the Committee, the Teamsters and Trucking Management Inc. will make joint recommendations to assist the negotiators of the Contract. Formal Contract talks are expected to begin later this year.

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



PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On October 8, 1997, the Board of Directors announced a cash dividend of $0.05 per share on the Company's common stock payable on December 1, 1997, to shareholders of record on November 14, 1997.

The annual meeting of shareholders of Roadway Express, Inc. will be held on Wednesday, March 25, 1998, at 9:00 a.m. Eastern Standard Time at the Sheraton Suites Hotel, 1989 Front St., Cuyahoga Falls, Ohio. Formal notice and proxy statement, with proxy, and the Annual Report To Shareholders will be mailed on or about February 20, 1998, to each shareholder of record as of February 10, 1998.


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

                               ROADWAY EXPRESS, INC.




Date:  October 24, 1997        By:  /s/ J. Dawson Cunningham
       ----------------           --------------------------------------------
                                  J. Dawson Cunningham, Vice President-Finance
                                  and Administration, and Treasurer (Principal
                                  Financial and Accounting Officer)