Form 10-K405
period 1997-12-31
ROADWAY EXPRESS INC
filed 1998-03-25
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

          [x]       Annual Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934
                      For the fiscal year ended December 31, 1997.
                                       OR
          [ ]       Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934
                      For the transition period from ______ to______.

                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     34-0492670
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No)
 incorporation or organization)

1077 Gorge Boulevard   Akron, OH                           44310
--------------------------------                           -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1998 Common Stock, $.01 Par Value -- $274,232,809.

The number of shares outstanding of the issuer's classes of common stock as of February 26, 1998 Common Stock, $.01 Par Value -- 20,530,608 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I and II. Certain portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders held on March 25, 1998, are incorporated by reference into Part III.

PART I

ITEM 1.  --  BUSINESS

(a) General development of the business. Roadway Express, Inc. (the "Company" or "Roadway"), a Delaware corporation founded in 1930, provides less-than-truckload ("LTL") freight services on two day and longer major city-to-city routes ("lanes") in North America, and on international lanes to and from North America. On January 2, 1996, Roadway was spun-off from Roadway Services, Inc. (the "former parent"), which was a holding company formed by Roadway in 1982. The Company's headquarters are at 1077 Gorge Boulevard, Akron, Ohio, 44310.

(b) Segment information. The operation of the company is conducted in primarily one industry segment, the interstate transportation of LTL freight.

(c) Description of the business. Roadway provides LTL transportation of general commodity freight by motor vehicle, in North America and elsewhere. General commodity freight includes apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal and metal products, non-bulk petroleum products, rubber, textiles, wood, and miscellaneous manufactured products. Roadway offers LTL service within Canada and Mexico through its subsidiaries, and also offers service to and from 66 additional countries worldwide through offshore agents. The Company serves over one-half million customers in North America.

Roadway is affected directly by the state of the overall economy, but no single segment of the economy (e.g., general retail merchandise, automotive, chemical) accounts for more than 10% of the Company's revenues. Seasonal fluctuations affect tonnage, revenues and operating results. Normally, the fall of each year is the Company's busiest shipping period; the months of December and January of each year are the slowest. Shipment levels, operating costs, and operating results can also be adversely affected by inclement weather. During 1997, no single customer accounted for more than 2% of the Company's total revenues, and the ten largest customers accounted for approximately 9% of the Company's total revenue.

The LTL business is extremely competitive, resulting in narrow margins. Roadway's primary competitors in the national LTL market are Yellow Freight System, Consolidated Freightways Corp., and ABF Freight System. The Company also competes for LTL freight with other national and international LTL carriers as well as regional LTL motor carriers, truckload carriers, small package carriers, private carriage, freight forwarders, railroads and airlines. Based on reported revenue for 1997, Roadway is one of the largest LTL motor carriers in the United States. Competition for freight is based primarily upon price and service (transit time). To maintain and improve market share, the Company offers and negotiates various discounts. The Company works directly with customers on an account-by-account basis to find ways to improve efficiencies and contain costs to improve both customer and carrier profitability.

Deregulation of most of the trucking industry, begun in 1980 and largely completed by Congress in 1995, has given rise to intense competition. New entrants, some of which have grown rapidly in regional markets, include some non-union carriers that may have lower labor costs than the Company.

At year-end 1997, the Company had over 26,000 employees. Approximately 75% of the Company's employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (the "Teamsters"). The current National Master Freight Agreement (the "Contract") with the Teamsters expires on March 31, 1998. The Company is represented by the Motor Freight Carriers Association (the "MFCA"), along with the other three largest LTL trucking companies in the United States. On February 9, 1998, the MFCA and the Teamsters announced that a tentative agreement had been reached on a new 5-year Contract. The Company believes that its current relations with the Teamsters are satisfactory.

The U.S. Department of Transportation ("DOT"), which retains limited oversight authority over motor carriers, currently regulates Roadway's operations in interstate commerce. Recently enacted Federal legislation has preempted regulation by the states of price, routes, and service in intrastate freight transportation. The Company, like other interstate motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the DOT. The Company has earned a "satisfactory" rating (the highest of three grading categories) from the DOT. In addition, vehicle weight and dimensions remain subject to both Federal and state regulation. More restrictive limitations on vehicle weight and size, or on trailer length or configuration, could adversely affect the operating results of the Company.

At December 31, 1997, the Company owned a total of 10,341 tractors and 27,473 trailers. The average age of the intercity tractors was 8.5 years, and that of the intercity trailers was 9.6 years. The Company also operated 6,852 intercity trailers under a long-term lease. There is sufficient capacity to meet normal requirements. Short-term leased equipment is used to meet peak demands.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, positions, and ages of the persons who serve as Executive Officers of the Company.
--------------------------------------------------------------------------------
    NAME                        PRESENT POSITIONS AND RECENT BUSINESS EXPERIENCE
--------------------------------------------------------------------------------
J. Dawson Cunningham                          Vice President-Finance and
                                              Administration, and Treasurer
                                              since August 1990. Age 51.

Louis J. Esposito                             Vice President-Sales since
                                              September 1995; previously he
                                              served as Vice President-Midwest
                                              Division from December 1990
                                              through September 1995. Age 55.

John M. Glenn                                 Vice President-General Counsel and
                                              Secretary since January 1996.
                                              Previous to employment with the
                                              Company he was Vice President and
                                              General Counsel of Roadway
                                              Services, Inc. since 1987. Age 66.

James D. Staley                               Vice President-Operations since
                                              1993; previously he served as Vice
                                              President-Northeast Division from
                                              May 1989 through 1992. Age 48.

Michael W. Wickham                            President and Chief Executive
                                              Officer; previously he served as
                                              President from July 1990 through
                                              1995. Age 51.

--------------------------------------------------------------------------------
No family relationships exist between any of the executive officers named above or between any executive officer and any director of the Company.

ITEM 2.  --  PROPERTIES

At December 31, 1997, the Company operated 407 terminal facilities, of which 277 were Company owned and 130 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 13,992, of which 12,001 were at Company owned facilities and 1,991 were at leased facilities. Thirty of the owned facilities are major consolidation/distribution centers that are in strategic locations throughout the continental United States and Canada. These 30 facilities contain 5,411 loading spaces, ranging in size from 71 to 426 loading spaces, and average 87,200 square feet, ranging from 31,000 to 220,000 square feet. All significant leased and owned facilities were being utilized at year-end 1997, and are adequate to meet current needs.

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
             MATTERS

The information under the caption "Common stock" in the table headed "Selected Quarterly Financial Data" on page 33 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, filed with this Form 10-K as page 21 of Exhibit 13, is incorporated herein by reference.

ITEM 6.  --  SELECTED FINANCIAL DATA

The information set forth under the heading "Historical Data" for the years 1997, 1996, 1995, 1994, and 1993, on pages 34 and 35 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, filed with this Form 10-K as page 22 of Exhibit 13, is incorporated herein by reference.

ITEM 7.  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, filed with this Form 10-K as pages 1 through 4 of Exhibit 13, is incorporated herein by reference.

Subsequent Event. On February 9, 1998, the MFCA, which represents the Company, and the Teamsters announced that a tentative agreement had been reached on a new 5-year Contract.

While most of the information provided herein is historical, some of the comments made are forward-looking statements. The Company's actual performance may differ from that forecast as a result of variable factors such as the state of the national economy, capacity and rate levels in the motor freight industry, and success of the Company's operating plans.

ITEM 8.  --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors appearing on pages 23 through 32 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference.

The summary of quarterly results of operations appearing on page 33 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

See list of financial statements under Item 14 (a) 1.

ITEM 9.  --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required concerning the directors is set forth under the caption "Election of Directors" on page 2 of the definitive proxy statement (the "Proxy") relating to the registrant's Annual Meeting of Shareholders held on March 25, 1998, and is incorporated herein by reference.

The information required concerning the executive officers is set forth under the caption "Executive Officers of the Registrant" in Item 1 of this document, and is incorporated herein by reference.

ITEM 11.  --  EXECUTIVE COMPENSATION.

The information required concerning director compensation is set forth under the caption "Director Compensation" on page 3 of the Proxy, and is incorporated herein by reference.

The information required concerning executive compensation is set forth under the caption "Compensation of Executive Officers" on pages 6 through 8 of the Proxy, and is incorporated herein by reference.

ITEM 12.  --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required concerning security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Common Stock" on pages 4 and 5 of the Proxy, and is incorporated herein by reference.

ITEM 13.  --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. List of financial statements contained in Roadway's Annual Report to Shareholders for the year ended December 31, 1997, and filed as Exhibit 13 to this Form 10-K:

                                                                                Annual
                                                                                Report           Exhibit 13
                                                                                page(s)          page(s)
                                                                                -------          -------

          Consolidated balance sheets at December 31, 1997 and 1996             23               5
          Statements of consolidated income
               for the years ended December 31, 1997, 1996, and 1995            24               6
          Statements of consolidated shareholders' equity
               for the years ended December 31, 1997, 1996, and 1995            25               7
          Statements of consolidated cash flows
               for the years ended December 31, 1997, 1996, and 1995            26               8
          Notes to consolidated financial statements                            27-32            9-19
          Report of independent auditors dated January 21, 1998                 32               20
          Selected quarterly financial data for 1997 and 1996                   33               21

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (CONTINUED)

(a) 2. The following financial statement schedule is included on page 9 of this Form 10-K:
                  Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1997 Annual Report to Shareholders.

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

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (CONTINUED)

(a) 3.   Exhibit Index (continued)

Exhibit No.
-----------

   10.10*     Roadway Express, Inc. Management Incentive Stock Plan (filed as
              Exhibit 10.10 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.11* Roadway Express, Inc. Stock Credit Plan (filed as Exhibit 10.11 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.12* Roadway Express, Inc. Excess Plan (filed as Exhibit 10.12 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.13*     Roadway Express, Inc. 401(a)(17) Benefit Plan (filed as Exhibit
              10.13 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.14* Roadway Express, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit Plan (filed as Exhibit 10.14 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.15      Roadway Express, Inc. 401(k) Stock Savings Plan (filed as Exhibit
              4.3 to the Registrant's Registration Statement on Form S-8 dated December 19, 1995 and incorporated herein by reference).

   10.16 * Summary Description of Officers' Incentive Compensation Plan (filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

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

   10.20 Amendment to the $25,000,000 Credit Agreements between Roadway Express, Inc., Morgan Guaranty Trust Company of New York, and Bank One of Akron, N.A. (filed as exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the period ended March 29, 1997, and incorporated herein by reference).

   10.21 Schedule of documents not filed which are substantially identical in all material respects to previously filed documents (filed as exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the period ended March 29, 1997, and incorporated herein by reference).

   13 Annual Report to Shareholders for the year ended December 31, 1997. Only those portions expressly referenced herein are incorporated into this Form 10-K. Other portions are not required and, therefore, are not filed as part of this form 10-K.

   21         List of Subsidiaries.
   23         Consent of Independent Auditors.

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (CONTINUED)

(a) 3.   Exhibit Index (continued)

Exhibit No.
-----------

   27.1       Financial Data Schedule for the year ended December 31, 1997.

   27.2 Financial Data Schedule for the three quarters ended September 13, 1997, restated to reflect the adoption of SFAS 128.

   27.3 Financial Data Schedule for the two quarters ended June 21, 1997, restated to reflect the adoption of SFAS 128.

   27.4 Financial Data Schedule for the year ended December 31, 1996, restated to reflect the adoption of SFAS 128.

--------------------------------------------------------------------------------
*    Designates a compensation plan for Directors or Executive Officers.

(b) Reports on Form 8-K filed in the Fourth Quarter of 1997 -- none.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ROADWAY EXPRESS, INC.

Date March 25, 1998                          By   /s/ Michael W. Wickham
     --------------                             ------------------------
                                                  Michael W. Wickham, President
                                                  and Chief Executive Officer

Date March 25, 1998                          By   /s/ J. Dawson Cunningham
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

Date March 25, 1998                          By   /s/ Frank P. Doyle
     --------------                             --------------------
                                                  Frank P. Doyle, Director

Date March 25, 1998                          By   /s/ Phillip J. Meek
     --------------                             ---------------------
                                                  Phillip J. Meek, Director

Date March 25, 1998                          By   /s/ Robert E. Mercer
     --------------                             ----------------------
                                                  Robert E. Mercer, Director

Date March 25, 1998                          By   /s/ Carl W. Schafer
     --------------                             ---------------------
                                                  Carl W. Schafer, Director

Date March 25, 1998                          By   /s/ Sarah Roush Werner
     --------------                             ------------------------
                                                  Sarah Roush Werner, Director

Date March 25, 1998                          By   /s/ Michael W. Wickham
     --------------                             ------------------------
                                                  Michael W. Wickham, Director


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     ROADWAY EXPRESS, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
             COL. A                   COL. B                   COL. C                  COL. D            COL. E
---------------------------------------------------------------------------------------------------------------------
                                                             Additions
---------------------------------------------------------------------------------------------------------------------
                                                                     Charged to
                                    Balance at       Charged to         Other
                                   Beginning of       Cost and       Accounts -      Deductions      Balance at End
          Description                 Period          Expenses        Describe        -Describe        of Period
--------------------------------- ---------------- ---------------- -------------- ---------------- -----------------
1997
    Allowance for
       uncollectible accounts         $  2,802         $  13,783            -          $  11,762 (1)    $  4,823
    Valuation allowance on
       deferred tax assets               5,300             1,500            -              6,100 (2)         700
                                      --------         ---------                       ----------       --------
                  Total               $  8,102         $  15,283            -          $  17,862        $  5,523
                                      ========          ========                        ========        ========
1996
    Allowance for
       uncollectible accounts         $  3,284         $   9,780            -          $  10,262 (1)    $  2,802
    Valuation allowance on
       deferred tax assets               7,500             1,800            -              4,000 (3)       5,300
                                      --------         ---------                       ---------   -    --------
                  Total               $ 10,784         $  11,580            -          $  14,262        $  8,102
                                      ========          ========                        ========        ========
1995
    Allowance for
       uncollectible accounts         $  4,400         $  11,315            -          $  12,431 (1)    $  3,284
    Valuation allowance on
       deferred tax assets               6,200             1,300            -                  -           7,500
                                      --------         ---------                       ---------        --------
                  Total               $ 10,600         $  12,615            -          $  12,431        $ 10,784
                                       =======          ========                        ========        ========
---------------------------------------------------------------------------------------------------------------------

(1) Uncollectible amounts written off, net of recoveries.
(2) Valuation allowance decreased due to utilization of foreign tax credits.
(3) Valuation allowance adjusted due to decrease in foreign tax credits.
