Form 10-Q
period 1998-03-28
ROADWAY EXPRESS INC
filed 1998-05-12
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                            For the Period ended March 28, 1998.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                            For the transition period from ______ to ______.



                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                         34-0492670
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No)


1077 Gorge Boulevard  Akron, OH                              44310
-------------------------------                              -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                    -------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .



The number of shares of common stock ($.01 par value) outstanding as of April 25, 1998 was 20,539,717.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                               March 28, 1998  December 31, 1997
                                               ---------------------------------
                                                         (in thousands)
Assets
Current assets:
   Cash and cash equivalents                    $   73,853          $   58,505
   Accounts receivable, net                        278,718             288,050
   Other current assets                             19,331              16,357
                                                ------------------------------
Total current assets                               371,902             362,912

Carrier operating property at cost               1,360,761           1,366,569
Allowance for depreciation                       1,004,532           1,008,485
                                                ------------------------------
Net carrier operating property                     356,229             358,084

Goodwill, net                                        8,726               8,747
Deferred income taxes                               15,021              14,243
                                                ------------------------------
Total assets                                    $  751,878          $  743,986
                                                ===============================

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                             $  143,653          $  165,536
   Salaries and wages payable                      112,381             103,609
   Other current liabilities                        70,419              53,657
                                                ------------------------------
Total current liabilities                          326,453             322,802

Long-term liabilities
   Casualty claims payable                          52,649              55,267
   Future equipment repairs                         18,810              19,773
   Accrued pension and retiree medical              98,762              96,708
                                                ------------------------------
Total long-term liabilities                        170,221             171,748

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                        206                 206
   Other shareholders' equity                      254,998             249,230
                                                ------------------------------
Total shareholders' equity                         255,204             249,436
                                                ------------------------------
Total liabilities and equity                    $  751,878          $  743,986
                                                ===============================



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                              Twelve Weeks Ended
                                                               (First Quarter)
                                                    March 28, 1998         March 29, 1997
                                                  ----------------------------------------
                                                    (in thousands, except per share data)

Revenue                                                 $ 621,663           $ 590,675
Operating expenses:
  Salaries, wages and benefits                            400,483             382,281
  Operating supplies and expenses                         110,202             101,947
  Purchased transportation                                 57,037              48,218
  Operating taxes and licenses                             19,353              18,844
  Insurance and claims expense                             14,978              16,899
  Provision for depreciation                                9,895              12,628
  Net (gain) on disposal of operating property             (1,109)               (584)
                                                         ----------------------------
Total operating expenses                                  610,839             580,233
                                                         ----------------------------
Operating income                                           10,824              10,442
Other income (expense), net                                   702                (221)
                                                         ----------------------------
Income before income taxes                                 11,526              10,221
Provision for income taxes                                  4,917               4,699
                                                         ============================
Net income                                                  6,609               5,522
                                                         ============================
Net income per share - basic                            $    0.33           $    0.27
Net income per share - diluted                          $    0.32           $    0.27
Average shares outstanding - basic                         20,108              20,232
Average shares outstanding - diluted                       20,337              20,548
Dividends declared per share                            $    0.05           $    0.05


See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                Twelve Weeks Ended
                                                                 (First Quarter)

                                                         March 28, 1998   March 29, 1997
                                                         -------------------------------
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  6,609           $  5,522
Depreciation and amortization                                  9,917             12,646
Other operating adjustments                                    2,304            (10,674)
                                                            ---------------------------
Net cash provided by operating activities                     18,830              7,494

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of carrier operating property                      (10,126)            (6,222)
Sales of carrier operating property                            3,194              2,716
                                                            ---------------------------
Net cash used by investing activities                         (6,932)            (3,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                (1,015)            (1,026)
Purchase (issuance) of treasury shares                         4,465                  -
                                                            ---------------------------
Net cash provided (used) from financing activities             3,450             (1,026)

Net increase in cash and cash equivalents                     15,348              2,962
Cash and cash equivalents at beginning of period              58,505             36,243
                                                            ---------------------------
Cash and cash equivalents at end of period                  $ 73,853           $ 39,205
                                                            ===========================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

Note B--Accounting Period

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C--Provision for Income Taxes

Taxes provided exceed the U.S. statutory rate primarily due to non-deductible operating costs, and foreign and state taxes.



                                                                    Twelve Weeks Ended
                                                                      (First Quarter)
                                                         March 28, 1998            March 29, 1997
                                                    ----------------------------------------------------
                                                                      (in thousands)
U.S. Federal                                               $ 4,633                   $ 3,216
U.S. State                                                     511                       625
Foreign                                                       (227)                      858
                                                    ----------------------------------------------------
    Total                                                  $ 4,917                   $ 4,699
                                                    ====================================================

Note D--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                    Twelve Weeks Ended
                                                                     (First Quarter)
                                                        March 28, 1998             March 29, 1997
                                                   -----------------------------------------------------
                                                          (in thousands, except per share data)
   Net income                                            $  6,609                 $  5,522
                                                   =====================================================
   Weighted-average shares for
      basic earnings per share                             20,108                   20,232
   Management incentive stock plan                            229                      316
                                                   -----------------------------------------------------
   Weighted-average shares for
      diluted earnings per share                           20,337                   20,548
                                                   =====================================================

   Earnings per share - basic                            $   0.33                 $   0.27
   Earnings per share - diluted                          $   0.32                 $   0.27

Note E--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:


                                                                    Twelve Weeks Ended
                                                                      (First Quarter)
                                                         March 28, 1998            March 29, 1997
                                                    ------------------------- --------------------------
                                                                      (in thousands)
    Net income                                           $      6,609              $      5,522
    Foreign currency translation adjustments                      (44)                      (25)
                                                   =====================================================
    Comprehensive income                                 $      6,565              $      5,497
                                                   =====================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the first quarter of 1998 was $621.7 million, up 5.2% compared to the first quarter of 1997. This increase is the result of a 4.0% increase in tonnage coupled with a 1.2% increase in revenue per ton. Less-than-truckload
(LTL) tonnage was up 2.1% and truckload tonnage was up 12.4%, compared to first quarter 1997. Excluding the impact of the Reimer acquisition, daily tonnage levels were flat, and revenue per ton increased 3.9% compared to the same period last year.

The operating ratio of 98.3% was flat compared to 1997, due to an increase in operating expenses of 5.3%. Operating costs per ton rose 1.2% compared to the first quarter of 1997. Salaries, wages, and benefit costs rose by 4.8%, primarily due to a 3.8% increase in hourly wage and benefit rates on April 1, 1997, under the terms of the Teamster contract. Purchased transportation costs increased 18.3%, reflecting Reimer's use of owner operators, the Company's increasing use of railroads in certain linehaul operations, and the expanding use of commission agents in the pickup and delivery operations. Operating supplies and expenses were up 8.1% over the prior year quarter due to additional equipment lease expense, terminal supplies, and administrative expenses. These increases were partially offset by lower fuel costs due to declining fuel prices.

Depreciation expense continues to decline as more revenue equipment becomes fully depreciated and the Company increases its use of leased equipment. Also, the Company's system count has been reduced to 405 terminals, compared to 415 terminals at the end of the first quarter 1997.

The tax expense attributable to the operating income for the first quarters of 1998 and 1997 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses as described in Note C to the Condensed Consolidated Financial Statements.

The Company's cash position continues to improve; cash flow from operations is sufficient to meet working capital needs and planned capital expenditures. The Company entered into a third operating lease agreement to replace an additional 3,250 (approximately 10%) of the linehaul trailers during 1998. Under these agreements approximately 6,900 of a planned total of 10,000 trailers have been replaced with leased units through the end of quarter 1, 1998.

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

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on March 25, 1998. Six matters were voted upon at this meeting: (i) the election of seven members to the Board of Directors; (ii) approval of the Equity Ownership Plan; (iii) approval of the Nonemployee Directors' Equity and Deferred Compensation Plan;
(iv) approval of the Nonemployee Directors' Stock Option Plan; (v) approval of the Amendment to the 1996 Employee Stock Purchase Plan; and (vi) ratification of the appointment of Ernst & Young LLP as the independent auditors. There were 18,923,660 shares voted and 1,633,054 shares not voted. The following table shows the results of the vote.


        PROPOSAL                                               FOR                 AGAINST             WITHHELD

        Election of Directors
            Frank P. Doyle                                  18,730,466                                   193,194
            Dale F. Frey                                    18,714,694                                   208,966
            J. Meek                                         18,732,073                                   191,587
            Robert E. Mercer                                18,688,442                                   235,218
            Carl W. Schafer                                 18,724,929                                   198,731
            Sarah Roush Werner                              18,733,634                                   190,026
            Michael W. Wickham                              18,689,623                                   234,037

        Equity Ownership Plan                               14,315,687            1,771,477            2,836,496

        Nonemployee Directors' Equity and Deferred
          Compensation Plan                                 15,167,454            1,048,539            2,707,667

        Nonemployee Directors' Stock Option Plan            15,139,872            1,071,514            2,712,274

        Amendment to the 1996 Employee Stock
          Purchase Plan                                     15,865,649              387,191            2,670,820

        Appointment of Ernst & Young LLP as auditors
                                                            18,729,563              124,730               69,367


ITEM 5.  OTHER INFORMATION

On March 25, 1998, the Company's Board of Directors elected Michael W. Wickham to serve as Chairman of the Board of Directors and Chief Executive Officer for Roadway Express. The Board also elected James D. Staley to succeed Wickham as President, and designated Staley Chief Operating Officer (COO). J. Dawson Cunningham was elected Executive Vice President, Chief Financial Officer (CFO) and Treasurer. John D. Bronneck was elected to replace Staley as the Company's Vice President - Operations. Terry M. Gilbert was elected Vice President - Northeast Division to succeed Bronneck. Wickham succeeded Robert E. Mercer as Chairman, who remains a member of the Board.

On April 8, 1998, the Motor Freight Carriers Association ("MFCA") announced that the membership of the International Brotherhood of Teamsters (the "Teamsters") had ratified a new, five-year National Master Freight Agreement (the "Contract"). The MFCA represents Roadway Express and five other union carriers. Negotiations are continuing in supplemental contracts that affect a small portion of the Company's Teamster employees. Management believes that it is more likely than not that these supplemental contracts will be settled in a favorable manner in the near future, and will not cause a disruption of service.

On April 15, 1998, the Board of Directors announced a cash dividend of $0.05 per share on the Company's common stock payable on June 1, 1998, to shareholders of record on May 15, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

   27         Financial Data Schedule.




List of the Current Reports on Form 8-K that were filed during the current quarter - none.






SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROADWAY EXPRESS, INC.





Date:  May 11, 1998        By:     /s/ J. Dawson Cunningham
       ------------             ---------------------------
                                J. Dawson Cunningham, Executive Vice President,
                                Chief Financial Officer and Treasurer





Date:  May 11, 1998        By:     /s/ John G. Coleman
       ------------             ----------------------
                                John G. Coleman, Controller