Form 10-Q
period 1998-06-20
ROADWAY EXPRESS INC
filed 1998-07-10
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the Period ended June 20, 1998.
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the transition period from ______ to______.



                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                 34-0492670
-------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)

1077 Gorge Boulevard   Akron, OH                      44310
----------------------------------------              -----
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


The number of shares of common stock ($.01 par value) outstanding as of June 20, 1998 was 20,553,130.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          June 20, 1998                    December 31, 1997
                                                ----------------------------------------------------------------------
                                                                           (in thousands)
Assets
Current assets:
   Cash and cash equivalents                              $     94,132                       $     58,505
   Accounts receivable, net                                    275,163                            288,050
   Other current assets                                         16,090                             16,357
                                                ----------------------------------------------------------------------
Total current assets                                           385,385                            362,912

Carrier operating property at cost                           1,358,938                          1,366,569
Allowance for depreciation                                   1,004,969                          1,008,485
                                                ----------------------------------------------------------------------
Net carrier operating property                                 353,969                            358,084

Goodwill, net                                                    8,314                              8,747
Deferred income taxes                                           15,287                             14,243
                                                ----------------------------------------------------------------------
Total assets                                              $    762,955                       $    743,986
                                                ======================================================================

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                       $    171,353                       $    165,536
   Salaries and wages payable                                  111,553                            103,609
   Other current liabilities                                    50,223                             53,657
                                                ----------------------------------------------------------------------
Total current liabilities                                      333,129                            322,802

Long-term liabilities
   Casualty claims payable                                      52,460                             55,267
   Future equipment repairs                                     17,594                             19,773
   Accrued pension and retiree medical                         100,818                             96,708
                                                ----------------------------------------------------------------------
Total long-term liabilities                                    170,872                            171,748

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                    206                                206
   Other shareholders' equity                                  258,748                            249,230
                                                ----------------------------------------------------------------------
Total shareholders' equity                                     258,954                            249,436
                                                ----------------------------------------------------------------------
Total liabilities and equity                              $    762,955                       $    743,986
                                                ======================================================================



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

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                   (Second Quarter)
                                                                        June 20, 1998             June 21, 1997
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
    Revenue                                                             $    609,352              $    609,374
    Operating expenses:
      Salaries, wages and benefits                                           397,748                   387,427
      Operating supplies and expenses                                        103,883                   105,259
      Purchased transportation                                                58,089                    60,759
      Operating taxes and licenses                                            18,098                    17,549
      Insurance and claims expense                                            13,405                    13,963
      Provision for depreciation                                               9,512                    11,807
      Net (gain) on disposal of operating property                              (461)                   (1,307)
                                                                  ----------------------------------------------------
    Total operating expenses                                                 600,274                   595,457
                                                                  ----------------------------------------------------
    Operating income                                                           9,078                    13,917
    Other income, net                                                            178                        69
                                                                  ----------------------------------------------------
    Income before income taxes                                                 9,256                    13,986
    Provision for income taxes                                                 3,949                     6,219
                                                                  ----------------------------------------------------
    Net income                                                                 5,307                     7,767
                                                                  ====================================================
    Net income per share - basic                                        $       0.26              $       0.39
    Net income per share - diluted                                      $       0.27              $       0.38
    Average shares outstanding - basic                                        20,110                    20,220
    Average shares outstanding - diluted                                      20,352                    20,536
    Dividends declared per share                                        $       0.05              $       0.05

See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                Twenty-four Weeks Ended
                                                                                    (Two Quarters)
                                                                        June 20, 1998             June 21, 1997
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)

    Revenue                                                             $  1,231,015              $  1,200,049
    Operating expenses:
      Salaries, wages and benefits                                           798,231                   769,708
      Operating supplies and expenses                                        214,085                   207,206
      Purchased transportation                                               115,126                   108,977
      Operating taxes and licenses                                            37,451                    36,393
      Insurance and claims expense                                            28,383                    30,862
      Provision for depreciation                                              19,407                    24,435
      Net (gain) on disposal of operating property                            (1,570)                   (1,891)
                                                                  ----------------------------------------------------
    Total operating expenses                                               1,211,113                 1,175,690
                                                                  ----------------------------------------------------
    Operating income                                                          19,902                    24,359
    Other income (expense), net                                                  880                      (152)
                                                                  ----------------------------------------------------
    Income before income taxes                                                20,782                    24,207
    Provision for income taxes                                                 8,866                    10,918
                                                                  ----------------------------------------------------
    Net income                                                                11,916                    13,289
                                                                  ====================================================
    Net income per share - basic                                        $       0.59              $       0.66
    Net income per share - diluted                                      $       0.59              $       0.65
    Average shares outstanding - basic                                        20,109                    20,226
    Average shares outstanding - diluted                                      20,344                    20,542
    Dividends declared per share                                        $       0.10              $       0.10


See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Twenty-four Weeks Ended
                                                                                    (Two Quarters)
                                                                        June 20, 1998             June 21, 1997
                                                                  ----------------------------------------------------
                                                                                    (in thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $   11,916                $   13,289
    Depreciation and amortization                                             19,840                    24,319
    Other operating adjustments                                               15,119                   (14,454)
                                                                  ----------------------------------------------------
    Net cash provided by operating activities                                 46,875                    23,154

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of carrier operating property                                  (19,761)                   (9,548)
    Sales of carrier operating property                                        6,038                     8,220
    Business acquisition                                                           -                   (15,000)
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                    (13,723)                  (16,328)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                            (2,053)                   (2,047)
    Issuance of treasury shares                                                4,528                         -
                                                                  ----------------------------------------------------
    Net cash provided (used) from financing activities                         2,475                    (2,047)

    Net increase in cash and cash equivalents                                 35,627                     4,779
    Cash and cash equivalents at beginning of period                          58,505                    36,243
                                                                  ====================================================
    Cash and cash equivalents at end of period                            $   94,132                $   41,022
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 24 weeks ended June 20, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

Note B--Accounting Period

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C--Provision for Income Taxes

Taxes provided exceed the U.S. statutory rate primarily due to non-deductible operating costs, and foreign and state taxes.

                                                    Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                     (Second Quarter)                        (Two Quarters)
                                            June 20, 1998       June 21, 1997      June 20, 1998      June 21, 1997
                                          ------------------- ------------------- ----------------- -------------------
                                                                         (in thousands)

    U.S. Federal                                  $3,935              $4,913             $ 8,568           $ 8,129
    U.S. State                                       410                 664                 921             1,289
    Foreign                                         (396)                642                (623)            1,500
                                          ------------------- ------------------- ----------------- -------------------
        Total                                     $3,949              $6,219             $ 8,866          $ 10,918
                                          =================== =================== ================= ===================

Note D--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                    (Second Quarter)                        (Two Quarters)
                                           June 20, 1998       June 21, 1997      June 20, 1998       June 21, 1997
                                         ------------------------------------------------------------------------------
                                                             (in thousands, except per share data)

   Net income                                  $  5,307           $ 7,767            $ 11,916           $ 13,289
                                         ==============================================================================
   Weighted-average shares for
      basic earnings per share                   20,110            20,220              20,109             20,226
   Management incentive stock plans                 242               316                 235                316
                                         ------------------------------------------------------------------------------
   Weighted-average shares for
      diluted earnings per share                 20,352            20,536              20,344             20,542
                                         ==============================================================================

   Earnings per share - basic                  $  0.26           $   0.39            $   0.59           $   0.66
   Earnings per share - diluted                $  0.27           $   0.38            $   0.59           $   0.65

Note E--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                  Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                   (Second Quarter)                        (Two Quarters)
                                            June 20, 1998     June 21, 1997      June 20, 1998       June 21, 1997
                                          ------------------ ----------------- ------------------ --------------------
                                                                        (in thousands)
    Net income                                 $  5,307           $  7,767          $ 11,916           $ 13,289
    Foreign currency translation
    adjustments                                    (523)               123              (567)                98
                                         =============================================================================
    Comprehensive income                       $  4,784           $  7,890          $ 11,349           $ 13,387
                                         =============================================================================

Note F--Impact of Recently Issued Accounting Standards

The Company adopted the provisions of the AICPA Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective January 1, 1998. The adoption of SOP 98-1 increased net income and diluted earnings per share through June 20, 1998, by $526,000 and $0.03, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the second quarter of 1998 was $609.4 million, which was flat when compared to the second quarter of 1997. A 2.5% increase in revenue per ton was offset by a 2.4% decrease in tonnage. Despite the successful contract negotiations that culminated in a tentative agreement with the International Brotherhood of Teamsters six weeks before the expiration of the contract, the Company experienced a diversion of freight to non-union carriers that continued into the second quarter, resulting from fears of service interruptions. Less-than-truckload (LTL) tonnage was down 2.6% and truckload tonnage was down 1.7%, compared to second quarter 1997.

The operating ratio deteriorated to 98.5%, compared to 97.7% in the second quarter 1997. Operating costs per ton rose 3.3% compared to the second quarter of 1997. Salaries, wages, and benefit costs per ton increased by 5.2%, or $10.39 per ton. Of this amount, $2.39 per ton is attributable to wage increases under the new labor contract. The remaining increase is due to operational inefficiencies, primarily in terminal operations, due in part to the reduced volume of freight. Direct labor costs accounted for 81% of the increase in salaries, wages, and benefits during the quarter. Purchased transportation costs decreased by $2.7 million, or 4.4%. Rail costs declined $4.5 million as the portion of miles on the rail decreased to 24.8%, compared to 27.7% in 1997. The use of cartage and commission agents in the pickup and delivery operations increased by $1.9 million over the prior year quarter.

Depreciation expense continues to decline as more revenue equipment becomes fully depreciated and the Company increases its use of leased equipment. Also, the Company's system count has been reduced to 403 terminals, compared to 413 terminals at the end of the second quarter 1997.

The tax expense attributable to the operating income for the first two quarters of 1998 and 1997 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses as described in Note C to the Condensed Consolidated Financial Statements.

The Company's cash position continues to improve. At the end of the quarter, cash and marketable securities amounted to $94.1 million, a $35.6 million increase over year-end 1997. Cash flow from operations is sufficient to meet working capital needs, planned capital expenditures, and the recently announced plan to purchase from time to time up to $20 million of the Company's common stock on the open market. The Company entered into a third operating lease agreement to replace an additional 3,250 (approximately 10%) of the linehaul trailers during 1998. Under these agreements approximately 7,200 of a planned total of 10,000 trailers have been replaced with leased units through June 20, 1998.

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

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 7, 1998, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock, payable on September 8, 1998, to shareholders of record on August 21, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

    10.21    Schedule of documents not filed which are substantially identical in all material respects to previously filed documents.
    27       Financial Data Schedule


List of the Current Reports on Form 8-K which were filed during the current quarter.

Date of Form 8-K  Items reported
----------------  --------------
June 24, 1998     Registrant's announcement that its Board of Directors
                  authorized the purchase of up to $20 million of the Company's common stock.



SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ROADWAY EXPRESS, INC.





Date:  July 9, 1998                  By:     /s/ J. Dawson Cunningham
       ------------                       --------------------------------------
                                          J. Dawson Cunningham, Executive Vice
                                          President, Chief Financial Officer and
                                          Treasurer





Date:  July 9, 1998                  By:     /s/ John G. Coleman
       ------------                       --------------------------------------
                                          John G. Coleman, Controller