Form 10-Q
period 1998-09-12
ROADWAY EXPRESS INC
filed 1998-10-23
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                    For the Period ended September 12, 1998.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                For the transition period from ______ to ______.



                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                              34-0492670
-------------------------------                           -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No)

1077 Gorge Boulevard   Akron, OH                                44310
--------------------------------                                -----
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


The number of shares of common stock ($.01 par value) outstanding as of October 10, 1998 was 19,346,515.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                        September 12, 1998                 December 31, 1997
                                                ----------------------------------------------------------------------
                                                                           (in thousands)
Assets
Current assets:
   Cash and cash equivalents                              $     49,536                       $     58,505
   Accounts receivable, net                                    300,251                            288,050
   Other current assets                                         20,075                             16,357
                                                ----------------------------------------------------------------------
Total current assets                                           369,862                            362,912

Carrier operating property at cost                           1,354,933                          1,366,569
Allowance for depreciation                                   1,003,815                          1,008,485
                                                ----------------------------------------------------------------------
Net carrier operating property                                 351,118                            358,084

Goodwill, net                                                    7,992                              8,747
Deferred income taxes                                           15,322                             14,243
                                                ----------------------------------------------------------------------
Total assets                                              $    744,294                       $    743,986
                                                ======================================================================

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                       $    173,084                       $    165,536
   Salaries and wages payable                                  109,499                            103,609
   Other current liabilities                                    48,597                             53,657
                                                ----------------------------------------------------------------------
Total current liabilities                                      331,180                            322,802

Long-term liabilities
   Casualty claims payable                                      52,161                             55,267
   Future equipment repairs                                     15,903                             19,773
   Accrued pension and retiree medical                         102,872                             96,708
                                                ----------------------------------------------------------------------
Total long-term liabilities                                    170,936                            171,748

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                    206                                206
   Other shareholders' equity                                  241,972                            249,230
                                                ----------------------------------------------------------------------
Total shareholders' equity                                     242,178                            249,436
                                                ----------------------------------------------------------------------
Total liabilities and equity                              $    744,294                       $    743,986
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

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                                                 Twelve Weeks Ended
                                                                                    (Third Quarter)
                                                                     September 12, 1998        September 13, 1997
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)

    Revenue                                                               $  617,135                $  642,195
    Operating expenses:
      Salaries, wages and benefits                                           401,927                   406,420
      Operating supplies and expenses                                        106,370                   107,125
      Purchased transportation                                                61,275                    68,144
      Operating taxes and licenses                                            17,812                    18,081
      Insurance and claims expense                                            12,132                    13,340
      Provision for depreciation                                               9,426                    10,847
      Net (gain) on disposal of operating property                              (122)                     (780)
                                                                  ----------------------------------------------------
    Total operating expenses                                                 608,820                   623,177
                                                                  ----------------------------------------------------
    Operating income                                                           8,315                    19,018
    Other (expense), net                                                        (459)                     (209)
                                                                  ----------------------------------------------------
    Income before income taxes                                                 7,856                    18,809
    Provision for income taxes                                                 3,528                     8,403
                                                                  ----------------------------------------------------
    Net income                                                            $    4,328                $   10,406
                                                                  ====================================================
    Net income per share - basic                                          $     0.23                $     0.51
    Net income per share - diluted                                        $     0.22                $     0.50
    Average shares outstanding - basic                                        19,267                    20,232
    Average shares outstanding - diluted                                      19,473                    20,548
    Dividends declared per share                                          $     0.05                $     0.05

See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                               Thirty-six Weeks Ended
                                                                                   (Three Quarters)
                                                                     September 12, 1998        September 13, 1997
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)

    Revenue                                                              $ 1,848,150               $ 1,842,244
    Operating expenses:
      Salaries, wages and benefits                                         1,200,158                 1,176,128
      Operating supplies and expenses                                        320,455                   314,331
      Purchased transportation                                               176,401                   177,121
      Operating taxes and licenses                                            55,263                    54,474
      Insurance and claims expense                                            40,515                    44,202
      Provision for depreciation                                              28,833                    35,282
      Net (gain) on disposal of operating property                            (1,692)                   (2,671)
                                                                  ----------------------------------------------------
    Total operating expenses                                               1,819,933                 1,798,867
                                                                  ----------------------------------------------------
    Operating income                                                          28,217                    43,377
    Other income (expense), net                                                  421                      (361)
                                                                  ----------------------------------------------------
    Income before income taxes                                                28,638                    43,016
    Provision for income taxes                                                12,394                    19,321
                                                                  ----------------------------------------------------
    Net income                                                           $    16,244               $    23,695
                                                                  ====================================================
    Net income per share - basic                                         $      0.82               $      1.17
    Net income per share - diluted                                       $      0.81               $      1.15
    Average shares outstanding - basic                                        19,832                    20,228
    Average shares outstanding - diluted                                      20,057                    20,544
    Dividends declared per share                                         $      0.15               $      0.15

See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)
                                                                     September 12, 1998        September 13, 1997
                                                                  ----------------------------------------------------
                                                                                    (in thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $   16,244                $   23,695
    Depreciation and amortization                                             29,588                    35,220
    Other operating adjustments                                              (15,788)                  (20,437)
                                                                  ----------------------------------------------------
    Net cash provided by operating activities                                 30,044                    38,478

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of carrier operating property                                  (29,455)                  (22,576)
    Sales of carrier operating property                                        9,279                    11,651
    Business acquisition                                                           -                   (15,000)
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                    (20,176)                  (25,925)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of treasury shares                                              (15,818)                      (81)
    Dividends paid                                                            (3,019)                   (3,077)
                                                                  ----------------------------------------------------
    Net cash used by financing activities                                    (18,837)                   (3,158)

    Net increase (decrease) in cash and cash equivalents                      (8,969)                    9,395
    Cash and cash equivalents at beginning of period                          58,505                    36,243
                                                                  ----------------------------------------------------
    Cash and cash equivalents at end of period                            $   49,536                $   45,638
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ending September 12, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1997.


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


                              Twelve Weeks Ended                          Thirty-six Weeks Ended
                               (Third Quarter)                                (Three Quarters)

                     September 12, 1998   September 13, 1997      September 12, 1998 September 13, 1997
                   --------------------------------------------------------------------------------------
                                                        (in thousands)

U.S. Federal              $ 3,316              $ 5,875               $ 11,884           $ 14,004
U.S. State                    654                1,258                  1,575              2,547
Foreign                      (442)               1,270                 (1,065)             2,770
                       ----------------------------------------------------------------------------------
  Total                   $ 3,528              $ 8,403               $ 12,394           $ 19,321
                       ==================================================================================

Note D--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Twelve Weeks Ended                        Thirty-six Weeks Ended
                                                      (Third Quarter)                             (Three Quarters)
                                        September 12, 1998      September 13,1997    September 12, 1998      September 13,1997
                                        -----------------------------------------------------------------------------------------
                                                                 (in thousands, except per share data)

   Net income                                 $  4,328              $10,406               $ 16,244              $ 23,695
                                        =========================================================================================
   Weighted-average shares for
      basic earnings per share                  19,267               20,232                 19,832                20,228
   Management incentive stock plans                206                  316                    225                   316
                                        -----------------------------------------------------------------------------------------
   Weighted-average shares for
      diluted earnings per share                19,473               20,548                 20,057                20,544
                                        =========================================================================================

   Earnings per share - basic                 $   0.23              $  0.51               $   0.82              $   1.17
   Earnings per share - diluted               $   0.22              $  0.50               $   0.81              $   1.15



Note E--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                      Twelve Weeks Ended                        Thirty-six Weeks Ended
                                                       (Third Quarter)                             (Three Quarters)
                                        September 12, 1998      September 13,1997    September 12, 1998      September 13,1997
                                        -----------------------------------------------------------------------------------------
                                                                  (in thousands, except per share data)

    Net income                                $  4,328               $ 10,406               $ 16,244             $ 23,695
    Foreign currency translation
    adjustments                                    (71)                   277                   (638)                 375
                                        -----------------------------------------------------------------------------------------
    Comprehensive income                      $  4,257               $ 10,683               $ 15,606             $ 24,070
                                        =========================================================================================



Note F--Impact of Recently Issued Accounting Standards

The Company adopted the provisions of the AICPA Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective January 1, 1998. The adoption of SOP 98-1 increased net income and diluted earnings per share through September 12, 1998, by $776,000 and $0.04, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $4,328,000 or $0.22 per share (diluted), for the third quarter ended September 12, 1998, compared to income of $10,406,000, or $0.50 per share (diluted) in the same quarter last year. Revenues were $617,135,000 in the current quarter, a 3.9% decline from third quarter 1997. The third quarter of 1997 included an influx of small, higher-rated shipments due to the UPS strike.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Total tonnage was down 3.3% in the current quarter compared to the prior year quarter. Less-than-truckload (LTL) tons were down 4.3% and truckload tonnage was up 1.5%. During the third quarter of 1998, shipments were down 13% versus the prior year quarter. Net revenue per ton decreased 0.7%, primarily due to an 11% increase in average shipment size when compared to the UPS strike-impacted third quarter of 1997, and the elimination of the variable fuel surcharge which was in place during 1997.

Operating expenses per ton were up 1.0% compared to third quarter 1997. Salaries and wages per ton increased by 2.2% reflecting the terms of the Teamster contract, as well as by a relative increase in the use of road drivers due to the reduced use of railroads in certain linehaul operations. Linehaul transportation wages were up 3.7% per ton, while the reduced use of railroads led to a 7.1% decrease in purchased transportation expense per ton. The percentage of linehaul miles utilizing rail was 27.1% in 1998 versus 29.8% in 1997. Dock wages decreased 2.6% per ton, partially the result of the increased shipment size noted above. Operating supplies and expenses were up 2.6% per ton due to additional purchased administrative and general services, and leased revenue equipment.

Depreciation expense continues to decline as more revenue equipment becomes fully depreciated and as we reduce the number of terminal facilities. The Company's system count has been reduced to 399 terminals, compared to 409 terminals at the end of the third quarter 1997.

The tax expense for the first three quarters of 1998 and 1997 differs from the Federal statutory rate due to the impact of state taxes, taxes on profitable foreign operations, and non-deductible operating expenses as described in Note C to the Condensed Consolidated Financial Statements.

At the end of the quarter, cash and marketable securities amounted to $49.5 million, a $9.0 million decrease from year-end 1997. Cash flow from operations has been sufficient to meet working capital needs. During the quarter, the Company completed a $20 million stock repurchase program approved by the Board of Directors in June 1998. The Company progressed with the third operating lease agreement to replace an additional 3,250 linehaul trailers during 1998 (11% of the fleet). Under these agreements, 8,400 aging trailers have now replaced with new leased units. The Company also took delivery of 400 new leased linehaul tractors during the current quarter.

The Company is taking actions to improve operating margins, such as sales and marketing initiatives, working with specific customers to improve the yield on freight, and reacquiring freight diverted during contract negotiations earlier this year. The Company does not intend to increase base freight rates this fall, but has increased minimum charges on smaller shipments to reflect current market conditions.

The Company remains on plan to complete the system modifications and replacements required in order to process transactions in the year 2000. The Company utilizes a third party to provide information systems operating support. The Company's recent change to this provider was, in part, based on its ability to provide seamless service through the year 2000. 80% of the Company's internal systems will be compliant by January 1999, with the remaining 20% to be completed by June 1999. Assurances of year 2000 compliance have been requested from the Company's critical vendors in areas such as fuel, purchased transportation, utilities, and financial services. In most cases, alternative suppliers have been identified in the event of a failure. The greatest risk to the Company is the total collapse of the internal systems, which would force the return to a paper-based system. This would involve an unsustainable increase in administrative burden and expenses. The Company believes this risk is remote due to planned testing and problem resolution of all mission critical systems prior to December 1999. Total costs to bring the internal systems into compliance are estimated at $4,500,000 in capital expenditures and $5,500,000 in expense. Through the third quarter of 1998 the actual expenditures have been $800,000 in capital and $2,500,000 in expense. The year 2000 project will consume approximately 7% of the Company's total information technology budget for 1998 and 1999.

The portions of narrative set forth in this discussion that are not historical in nature are forward-looking statements. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that, besides those mentioned, include the condition of the industry and the economy, labor relations, inclement weather, and the success of the Company's operating plans.


PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On October 7, 1998, the Board of Directors announced a cash dividend of $0.05 per share on the Company's common stock payable on December 1, 1998, to shareholders of record on November 13, 1998.

The annual meeting of shareholders of Roadway Express, Inc. will be held on Wednesday, March 24, 1999, at 9:00 a.m. Eastern Standard Time at the Sheraton Suites Hotel, 1989 Front St., Cuyahoga Falls, Ohio. Formal notice and proxy statement, with proxy, and the Annual Report to Shareholders will be mailed on or about February 19, 1999, to each shareholder of record as of February 9, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

   10.22 Operating lease agreement between Roadway Express, Inc. and General Electric Capital Corporation.

   27     Financial Data Schedule.

List of the Current Reports on Form 8-K which were filed during the current quarter--none.


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROADWAY EXPRESS, INC.




Date:  October 22, 1998            By:     /s/ J. Dawson Cunningham
       ----------------                 ---------------------------
                                        J. Dawson Cunningham, Executive Vice
                                        President, Chief Financial Officer, and
                                        Treasurer


Date:  October 22, 1998            By:     /s/ John G. Coleman
       ----------------                 ----------------------
                                        John G. Coleman, Controller