Form 10-K
period 1998-12-31
ROADWAY EXPRESS INC
filed 1999-03-25
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
    [x]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 1998.

                                       OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the transition period from______ to ______.

                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         34-0492670
---------------------------------             ----------------------------------
 (State or other jurisdiction                (I.R.S. Employer Identification No)
of incorporation or organization)

1077 Gorge Boulevard   Akron, OH                             44310
---------------------------------------                      -----
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1999 Common Stock, $.01 Par Value -- $148,303,176.

The number of shares outstanding of the issuer's classes of common stock as of February 27, 1999 Common Stock, $.01 Par Value -- 19,381,235 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Parts I and II. Certain portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders held on March 24, 1999, are incorporated by reference into Part III.

PART I

ITEM 1.  --  BUSINESS

(a) General development of the business. Roadway Express, Inc. and its subsidiaries (the "Company" or "Roadway"), a Delaware corporation founded in 1930, provides less-than-truckload ("LTL") freight services on major city-to-city routes ("lanes") in North America, and on international lanes to and from North America. On January 2, 1996, Roadway was spun-off from Roadway Services, Inc. (the "former parent"), which was a holding company formed by Roadway in 1982. The Company's headquarters are at 1077 Gorge Boulevard, Akron, Ohio, 44310.

(b) Segment information. The operation of the company is conducted in primarily one industry segment, the interstate transportation of LTL freight.

(c) Description of the business. Roadway provides transportation of general commodity freight by motor vehicle, in North America and elsewhere. General commodity freight includes apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal and metal products, non-bulk petroleum products, rubber, textiles, wood, and miscellaneous manufactured products. Roadway offers LTL service within Canada and Mexico through its subsidiaries, and also offers service to and from 66 additional countries worldwide through offshore agents. The Company serves over one-half million customers in North America.

Roadway is affected directly by the state of the overall economy, but no single segment of the economy (e.g., general retail merchandise, automotive, chemical) accounts for more than 10% of the Company's revenues. Seasonal fluctuations affect tonnage, revenues and operating results. Normally, the fall of each year is the Company's busiest shipping period; the months of December and January of each year are the slowest. Shipment levels, operating costs, and operating results can also be adversely affected by inclement weather. During 1998, no single customer accounted for more than 3% of the Company's total revenues, and the ten largest customers accounted for approximately 13% of the Company's total revenue.

The LTL business is extremely competitive, resulting in narrow margins. Roadway's primary competitors in the national LTL market are Yellow Freight System, Consolidated Freightways Corp., and ABF Freight System. The Company also competes for LTL freight with other national and international LTL carriers as well as regional LTL motor carriers, truckload carriers, small package carriers, private carriage, freight forwarders, railroads and airlines. Based on reported revenue for 1998, Roadway is one of the largest LTL motor carriers in the United States. Competition for freight is based primarily upon price and service (transit time). To maintain and improve market share, the Company offers and negotiates various discounts. The Company works directly with customers on an account-by-account basis to find ways to improve efficiencies and contain costs to improve both customer and carrier profitability.

Deregulation of most of the trucking industry, begun in 1980 and largely completed by Congress in 1995, has given rise to intense competition. New entrants, some of which have grown rapidly in regional markets, include some non-union carriers that may have lower labor costs than the Company.

At year-end 1998, the Company had over 26,000 employees. Approximately 74% of the Company's employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (the "Teamsters"). The current National Master Freight Agreement (the "Contract") with the Teamsters expires on March 31, 2003. The Motor Freight Carriers Association (the "MFCA") represented Roadway and the other three largest LTL trucking companies in the United States. On February 9, 1998, the MFCA and the Teamsters announced that a tentative agreement had been reached on a new 5-year Contract, seven weeks before the March 31, 1998 expiration of the existing Contract. The Company believes that its current relations with the Teamsters are satisfactory.

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

At December 31, 1998, the Company owned a total of 9,449 tractors and 24,867 trailers. The average age of the intercity tractors was 9.4 years, and that of the intercity trailers was 10.2 years. The Company also operated 9,769 intercity trailers and 495 tractors under long-term leases. There is sufficient capacity to meet normal requirements. Short-term leased equipment is used to meet peak demands.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, positions, and ages of the persons who serve as Executive Officers of the Company.

--------------------------------------------------------------------------------
    NAME                        PRESENT POSITIONS AND RECENT BUSINESS EXPERIENCE
--------------------------------------------------------------------------------
J. Dawson Cunningham            Executive Vice President, Chief Financial
                                Officer and Treasurer since March 1998. Prior to this he served as Vice President-Finance and Administration, and Treasurer from August 1990 to March 1998. Age 52.

Louis J. Esposito               Vice President-Sales since September 1995. Prior
                                to this he served as Vice President-Midwest
                                Division from December 1990 through September
                                1995. Age 56.

John M. Glenn                   Vice President-General Counsel and Secretary
                                since January 1996. Previous to employment with the Company he was Vice President and General
                                Counsel of Roadway Services, Inc. since 1987.
                                Age 67.

James D. Staley                 President and Chief Operating Officer since
                                March 1998. Prior to this he served as Vice
                                President-Operations since 1993. Age 49.

Michael W. Wickham              Chairman and Chief Executive Officer since March
                                1998. Prior to this he served as President and
                                Chief Executive Officer from January 1996 to
                                March 1998, and as President from July 1990
                                through December 1995. Age 52.
--------------------------------------------------------------------------------
No family relationships exist between any of the executive officers named above or between any executive officer and any director of the Company.

ITEM 2.  --  PROPERTIES

At December 31, 1998, the Company operated 396 terminal facilities, of which 265 were Company owned and 131 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 14,111, of which 11,932 were at Company owned facilities and 2,179 were at leased facilities. Thirty of the owned facilities are major consolidation/distribution centers that are in strategic locations throughout the continental United States and Canada. These 30 facilities contain 5,456 loading spaces, ranging in size from 71 to 426 loading spaces, and average 87,700 square feet, ranging from 31,000 to 220,000 square feet. All significant leased and owned facilities were being utilized at year-end 1998, and are adequate to meet current needs.

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
             MATTERS

The information under the caption "Common stock" in the table headed "Selected Quarterly Financial Data" on page 28 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, filed with this Form 10-K as page 22 of Exhibit 13, is incorporated herein by reference.

ITEM 6.  --  SELECTED FINANCIAL DATA

The information in the table headed "Historical Data" for the years 1998, 1997, 1996, 1995, and 1994 on pages 29 and 30 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, filed with this Form 10-K as page 23 of Exhibit 13, is incorporated herein by reference.

ITEM 7.  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 16 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, filed with this Form 10-K as pages 1 through 5 of Exhibit 13, is incorporated herein by reference.

While most of the foregoing information is historical, some of the comments made are forward-looking statements. The Company's actual performance may differ from that forecast as a result of variable factors such as the state of the national economy, capacity and rate levels in the motor freight industry, and success of the Company's operating plans.

ITEM 7A.  -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments for trading purposes. The Company's primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The disclosure regarding interest rate fluctuations is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 16 of the registrants Annual Report to Shareholders for the year ended December 31, 1998, filed with this Form 10-K as page 5 of Exhibit 13, and is incorporated herein by reference.

Roadway may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. An instantaneous 10% adverse change in foreign currency exchange rates would have less than $2 million impact on future cash flows of the Company.

An increase in fuel prices would be mitigated by fuel purchase contracts in place throughout 1999, which protect the Company from a significant portion of the exposure. In addition, a variable rate fuel surcharge, which was utilized in 1996 and 1997, would become effective again if fuel prices exceed $1.10 per gallon.

ITEM 8.  --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 17 through 27 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, filed with this Form 10-K as pages 6 through 21 of Exhibit 13, are incorporated herein by reference.

The summary of quarterly results of operations on page 28 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, filed with this Form 10-K as page 22 of Exhibit 13, is incorporated herein by reference.

See list of financial statements under Item 14 (a) 1.

ITEM 9.  --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required concerning the directors is set forth under the caption "Election of Directors" on page 2 of the definitive proxy statement (the "Proxy") relating to the registrant's Annual Meeting of Shareholders held on March 24, 1999, and is incorporated herein by reference.

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

(a) 1. List of financial statements contained in Roadway's Annual Report to Shareholders for the year ended December 31, 1998, and filed as Exhibit 13 to this Form 10-K:

                                                                                Annual
                                                                                Report           Exhibit 13
                                                                                page(s)          page(s)
                                                                                -------          -------
          Consolidated balance sheets at December 31, 1998 and 1997             17               6
          Statements of consolidated income
               for the years ended December 31, 1998, 1997, and 1996            18               7
          Statements of consolidated shareholders' equity
               for the years ended December 31, 1998, 1997, and 1996            19               8
          Statements of consolidated cash flows
               for the years ended December 31, 1998, 1997, and 1996            20               9
          Notes to consolidated financial statements                            21-26            10-20
          Report of independent auditors dated January 25, 1999                 27               21
          Selected quarterly financial data for 1998 and 1997                   28               22

                                       4

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (CONTINUED)

(a) 2. The following financial statement schedule is included on page 9 of this
                  Form 10-K:

               Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1998 Annual Report to Shareholders.

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
                                       5

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (CONTINUED)

(a) 3.   Exhibit Index (continued)

Exhibit No.
-----------

10.10*        Roadway Express, Inc. Management Incentive Stock Plan (filed as
              Exhibit 10.10 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.11* Roadway Express, Inc. Stock Credit Plan (filed as Exhibit 10.11 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.12* Roadway Express, Inc. Excess Plan (filed as Exhibit 10.12 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.13*        Roadway Express, Inc. 401(a)(17) Benefit Plan (filed as Exhibit
              10.13 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.14* Roadway Express, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit Plan (filed as Exhibit 10.14 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.15         Roadway Express, Inc. 401(k) Stock Savings Plan (filed as Exhibit
              4.3 to the Registrant's Registration Statement on Form S-8 dated December 19, 1995 and incorporated herein by reference).
10.16* Summary Description of Officers' Incentive Compensation Plan (filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
10.17 $25,000,000 Revolving Credit Facility by and between Roadway Express, Inc. and Bank One, Akron, NA. (filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
10.18 Operating lease agreement by and between Roadway Express, Inc. and ABN AMRO North America, Inc. (filed as Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the period ended June 15, 1996, and incorporated herein by reference).
10.19 $25,000,000 Credit Agreement between Roadway Express, Inc. and Morgan Guaranty Trust Company of New York (filed as Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the period ended September 7, 1996, and incorporated herein by reference).
10.20 Amendment to the $25,000,000 Credit Agreements between Roadway Express, Inc., Morgan Guaranty Trust Company of New York, and Bank One of Akron, N.A. (filed as exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the period ended March 29, 1997, and incorporated herein by reference).
10.21 Schedule of documents not filed which are substantially identical in all material respects to previously filed documents (filed as exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the period ended June 20, 1998, and incorporated herein by reference).
10.22 Operating lease agreement between Roadway Express, Inc. and General Electric Capital Corporation (filed as exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the period ended September 12, 1998, and incorporated herein by reference).
10.23* Roadway Express, Inc. Equity Ownership Plan (filed as Exhibit A to the Registrant's definitive Proxy Statement dated February 20, 1998, and incorporated herein by reference).
10.24* Roadway Express, Inc. Non-employee Directors' Equity and Deferred Compensation Plan (filed as Exhibit B to the Registrant's definitive Proxy Statement dated February 20, 1998, and incorporated herein by reference).

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (CONTINUED)

(a) 3.   Exhibit Index (continued)

Exhibit No.
-----------

10.25* Roadway Express, Inc. Non-employee Directors' Stock Option Plan (filed as Exhibit C to the Registrant's definitive Proxy Statement dated February 20, 1998, and incorporated herein by reference).

10.26 Data Processing and Information Technology Agreement between Roadway Express, Inc. and Affiliated Computer Services, Inc.

13 Annual Report to Shareholders for the year ended December 31, 1998. Only those portions expressly referenced herein are incorporated into this Form 10-K. Other portions are not required and, therefore, are not filed as part of this Form 10-K.

21            List of Subsidiaries.

23            Consent of Independent Auditors.

27            Financial Data Schedule for the year ended December 31, 1998.

--------------------------------------------------------------------------------
*    Designates a compensation plan for Directors or Executive Officers.



(b) Reports on Form 8-K filed in the Fourth Quarter of 1998 -- none.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ROADWAY EXPRESS, INC.


Date March 24, 1999                        By   /s/ Michael W. Wickham
     --------------                           -------------------------------
                                                Michael W. Wickham, Chairman
                                                of the Board and Chief
                                                Executive Officer



Date March 24, 1999                        By   /s/ J. Dawson Cunningham
     --------------                           ---------------------------------
                                                J. Dawson Cunningham, Executive
                                                Vice President, Chief Financial
                                                Officer, and Treasurer



Date March 24, 1999                        By   /s/ John G. Coleman
     --------------                           -----------------------------
                                                John G. Coleman, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date March 24, 1999                        By   /s/ Frank P. Doyle
     --------------                           --------------------------
                                                Frank P. Doyle, Director



Date March 24, 1999                        By   /s/ John F. Fiedler
     --------------                           ---------------------------
                                                John F. Fiedler, Director



Date March 24, 1999                        By   /s/ Dale F. Frey
     --------------                           ------------------------
                                                Dale F. Frey, Director



Date March 24, 1999                        By   /s/ Phillip J. Meek
     --------------                           ---------------------------
                                                Phillip J. Meek, Director



Date March 24, 1999                        By   /s/ Carl W. Schafer
     --------------                           ---------------------------
                                                Carl W. Schafer, Director



Date March 24, 1999                        By   /s/ Sarah Roush Werner
     --------------                           ------------------------------
                                                Sarah Roush Werner, Director

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     ROADWAY EXPRESS, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (in thousands)


---------------------------------------------------------------------------------------------------------------------
             COL. A                   COL. B                   COL. C                  COL. D            COL. E
---------------------------------------------------------------------------------------------------------------------
                                                            Additions
                                                      ---------------------------
                                                                     Charged to
                                     Balance at       Charged to         Other
                                    Beginning of       Cost and        Accounts -      Deductions      Balance at End
          Description                  Period          Expenses         Describe        -Describe        of Period
---------------------------------------------------------------------------------------------------------------------
1998
    Allowance for
       uncollectible accounts         $  4,823         $  17,557            -          $  16,049 (1)      $  6,331
    Valuation allowance on
       deferred tax assets                 700                 -            -                  -               700
                                      --------         ---------                       ---------          --------
                  Total               $  5,523         $  17,557            -          $  16,049          $  7,031
                                      ========          ========                       =========          ========
1997
    Allowance for
       uncollectible accounts         $  2,802         $  13,783            -          $  11,762 (1)      $  4,823
    Valuation allowance on
       deferred tax assets               5,300             1,500            -              6,100 (2)           700
                                      --------         ---------                       ---------          --------
                  Total               $  8,102         $  15,283            -          $  17,862          $  5,523
                                      ========          ========                       =========          ========
1996
    Allowance for
       uncollectible accounts         $  3,284         $   9,780            -          $  10,262(1)       $  2,802
    Valuation allowance on
       deferred tax assets               7,500             1,800            -              4,000(3)          5,300
                                      --------         ---------                       ---------          --------
                  Total               $ 10,784         $  11,580            -          $  14,262          $  8,102
                                      ========          ========                       =========          ========
---------------------------------------------------------------------------------------------------------------------

(1) Uncollectible amounts written off, net of recoveries.
(2) Valuation allowance decreased due to utilization of foreign tax credits.
(3) Valuation allowance adjusted due to decrease in foreign tax credits.