Form 10-Q
period 1999-03-27
ROADWAY EXPRESS INC
filed 1999-05-05
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Period ended March 27, 1999.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     34-0492670
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No)

1077 Gorge Boulevard   Akron, OH                             44310
--------------------------------                            ---------
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

The number of shares of common stock ($.01 par value) outstanding as of March 27, 1999 was 19,389,008.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          March 27, 1999                   December 31, 1998
                                                -----------------------------------------------------------------
                                                                  (in thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                              $     67,384                       $     60,232
   Accounts receivable, net                                    274,325                            280,170
   Other current assets                                         21,385                             18,978
                                                -----------------------------------------------------------------
Total current assets                                           363,094                            359,380

Carrier operating property, at cost                          1,339,577                          1,341,496
Less allowance for depreciation                                982,276                            984,380
                                                -----------------------------------------------------------------
Net carrier operating property                                 357,301                            357,116

Goodwill, net                                                    8,439                              8,382
Deferred income taxes                                           27,745                             23,955
                                                =================================================================
Total assets                                              $    756,579                       $    748,833
                                                =================================================================
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                       $    166,003                       $    177,641
   Salaries and wages                                          115,692                            103,723
   Other current liabilities                                    47,599                             47,249
                                                -----------------------------------------------------------------
Total current liabilities                                      329,294                            328,613

Long-term liabilities
   Casualty claims payable                                      50,906                             51,812
   Future equipment repairs                                     13,941                             14,708
   Accrued pension and retiree medical                         107,571                            104,091
                                                -----------------------------------------------------------------
Total long-term liabilities                                    172,418                            170,611

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                    206                                206
   Other shareholders' equity                                  254,661                            249,403
                                                -----------------------------------------------------------------
Total shareholders' equity                                     254,867                            249,609
                                                -----------------------------------------------------------------
Total liabilities and shareholders' equity                $    756,579                       $    748,833
                                                =================================================================



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                                                  Twelve Weeks Ended
                                                                                    (First Quarter)
                                                                       March 27, 1999            March 28, 1998
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
    Revenue                                                               $  605,278              $    621,663
    Operating expenses:
      Salaries, wages and benefits                                           395,330                   400,483
      Operating supplies and expenses                                         97,917                   110,202
      Purchased transportation                                                58,334                    57,037
      Operating taxes and licenses                                            18,138                    19,353
      Insurance and claims expense                                            13,102                    14,978
      Provision for depreciation                                               9,339                     9,895
      Net (gain) on disposal of operating property                              (354)                   (1,109)
                                                                  ----------------------------------------------------
    Total operating expenses                                                 591,806                   610,839
                                                                  ----------------------------------------------------
    Operating income                                                          13,472                    10,824
    Other (expense), net                                                         455                       702
                                                                  ----------------------------------------------------
    Income before income taxes                                                13,927                    11,526
    Provision for income taxes                                                 5,988                     4,917
                                                                  ----------------------------------------------------
    Net income                                                            $    7,939                     6,609
                                                                  ====================================================
    Earnings per share - basic                                            $     0.42              $       0.33
    Earnings per share - diluted                                          $     0.42              $       0.32
    Average shares outstanding - basic                                        18,827                    20,108
    Average shares outstanding - diluted                                      19,012                    20,337
    Dividends declared per share                                          $     0.05              $       0.05

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                    (First Quarter)
                                                                       March 27, 1999            March 28, 1998
                                                                  ----------------------------------------------------
                                                                                    (in thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $    7,939                $    6,609
    Depreciation and amortization                                              9,283                     9,917
    Other operating adjustments                                                  (84)                    2,304
                                                                  ----------------------------------------------------
    Net cash provided by operating activities                                 17,138                    18,830

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of carrier operating property                                  (12,005)                  (10,126)
    Sales of carrier operating property                                        2,835                     3,194
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                     (9,170)                   (6,932)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of treasury shares                                                  151                     4,465
    Dividends paid                                                              (967)                   (1,015)
                                                                  ----------------------------------------------------
    Net cash (used) provided by financing activities                            (816)                    3,450
    Net increase in cash and cash equivalents                                  7,152                    15,348
    Cash and cash equivalents at beginning of period                          60,232                    58,505
                                                                  ----------------------------------------------------
    Cash and cash equivalents at end of period                            $   67,384                $   73,853
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending March 27, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.

Note B--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note C--Provision for Income Taxes

Taxes provided exceed the U.S. statutory rate primarily due to non-deductible operating costs, and foreign and state taxes.


                                       Twelve Weeks Ended
                                        (First Quarter)
                             March 27, 1999          March 28, 1998
                         ----------------------- -----------------------
                                         (in thousands)
U.S. Federal                    $ 4,915                 $ 4,633
U.S. State                          766                     511
Foreign                             307                    (227)
                         -----------------------------------------------
    Total                       $ 5,988                 $ 4,917
                         ===============================================

Note D--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Twelve Weeks Ended
                                                       (First Quarter)
                                                March 27, 1999 March 28, 1998
                                        ---------------------------------------------
                                             (in thousands, except per share data)
   Net income                                 $  7,939              $  6,609
                                        =============================================
   Weighted-average shares for
      basic earnings per share                  18,827                20,108
   Management incentive stock plans                185                   229
                                        ---------------------------------------------
   Weighted-average shares for
      diluted earnings per share                19,012                20,337
                                        =============================================
   Earnings per share - basic                 $  0.42               $  0.33
   Earnings per share - diluted               $  0.42               $  0.32



Note E--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                      Twelve Weeks Ended
                                                       (First Quarter)
                                           March 27, 1999         March 28, 1998
                                        ---------------------------------------------
                                                       (in thousands)
    Net income                                $  7,939               $  6,609
    Foreign currency translation
    adjustments                                    597                    (44)
                                        ----------------------------------------------
    Comprehensive income                      $  8,536               $  6,565
                                        ==============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $7,939,000 or $0.42 per share (diluted), for the first quarter ended March 27, 1999, compared to income of $6,609,000, or $0.32 per share (diluted) in the same quarter last year, an increase of 20.1%. Revenues were $605,278,000 in the current quarter, a 2.6% decline from first quarter 1998. Quarter 1, 1999 had one less business day than quarter 1, 1998.

Tonnage was down 4.2% in the current quarter compared to the prior year quarter. Less-than-truckload (LTL) tons were down 3.4% and truckload tons were down 7.6%. Net revenue per ton increased 1.7% compared to the same quarter last year. This increase is lower than the increase in the underlying freight rates, as the average shipment size increased by 1.4%, and the average length of haul decreased slightly, resulting in lower revenue per ton. These changes in the shipment characteristics reflect the strategic direction of the Company relative to freight mix and regional service offerings.

Operating expenses per ton were up 1.2% compared to the first quarter of 1998. Salaries, wages, and benefits increased 3.1% per ton, reflecting the terms of the Teamster contract, increased costs associated with Company sponsored health and pension benefits, and variable compensation related to Company performance. The increased use of railroads led to a 6.8% increase in purchased transportation expense per ton. The portion of linehaul miles utilizing rail was 26.8% in the first quarter of 1999 versus 24.6% during the first quarter of 1998. Operating supplies and expenses were down 7.2% per ton due to declining fuel prices and decreases in non-direct terminal and administrative supplies and services. Insurance and claims expense decreased 8.7% per ton, which reflects reductions in cargo loss and damage costs.

Depreciation expense continues to decline as more revenue equipment becomes fully depreciated and the Company increases its use of leased equipment. Also, the Company's system count has been reduced to 393 terminals, compared to 405 terminals at the end of the first quarter 1998.

The tax rate for the first quarter of 1999 and 1998 differs from the Federal statutory rate due to the impact of state taxes, taxes on profitable foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $67.4 million, a $7.2 million increase from year-end 1998. Cash flow from operations has been sufficient to meet working capital needs.

The Company is taking actions to improve operating margins, such as cost controls, sales and marketing initiatives, working with specific customers to improve the yield on freight, and changing the freight mix as noted above.

The Company remains on plan to complete the system modifications and replacements required in order to process transactions in the year 2000. The Company utilizes a third party to provide information systems operating support. The Company's recent change to this provider was, in part, based on its ability to provide seamless service through the year 2000. Approximately 80% of the Company's internal systems are year 2000 compliant as of March 27, 1999, with the remaining 20% to be completed by September 1999. Assurances of year 2000 compliance have been requested from the Company's critical vendors in areas such as fuel, purchased transportation, utilities, and financial services. In most cases, alternative suppliers have been identified in the event of a failure. The greatest risk to the Company, although remote, is the total collapse of the internal systems, which would force the return to a paper-based system. This would involve an unsustainable increase in administrative burden and expenses. The Company believes this risk is remote due to planned testing and problem resolution of all mission critical systems prior to December 1999. Total costs during 1997, 1998, and 1999 to bring the internal systems into compliance are estimated at $7.3 million in capital expenditures and $6.8 million in expense. Through the first quarter of 1999, the actual expenditures have been $1.6 million in capital and $5.3 million in expense. The year 2000 project will consume approximately 10% of the Company's information technology budget during 1999.

The portions of narrative set forth in this discussion that are not historical in nature are forward-looking statements. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that, besides those mentioned, include the condition of the industry and the economy, labor relations, and the success of the Company's operating plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments for trading purposes. The Company's primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The Company's earnings are affected by changes in interest rates related to its trailer leases. During 1998, the Company entered into interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $44.3 million. An interest rate variation of 1% would have no material impact on the Company.

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

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on March 24, 1999. Two matters were voted upon at this meeting: (i) the election of seven members to the Board of Directors, and (ii) ratification of the appointment of Ernst & Young LLP as the independent auditors. There were 17,583,330 shares voted of the 19,360,084 shares outstanding. The following table shows the results of the vote.

        PROPOSAL                                              FOR                 AGAINST                WITHHELD
        Election of Directors
            Frank P. Doyle                                  17,225,768                                   357,562
            John F. Fiedler                                 17,132,120                                   451,210
            Dale F. Frey                                    17,064,959                                   518,371
            Phillip J. Meek                                 17,239,085                                   344,245
            Carl W. Schafer                                 17,237,452                                   345,878
            Sarah Roush Werner                              17,245,499                                   337,831
            Michael W. Wickham                              17,103,132                                   480,198
        Appointment of Ernst & Young LLP as
          independent auditors                              17,308,059              190,611               84,660

ITEM 5.  OTHER INFORMATION

On February 3, 1999, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock paid on March 1, 1999, to shareholders of record on February 15, 1999.

On April 14, 1999, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on June 1, 1999, to shareholders of record on May 14, 1999.

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

                                 ROADWAY EXPRESS, INC.

Date:  May 4, 1999       By:     /s/ J. Dawson Cunningham
       -----------            ---------------------------
                              J. Dawson Cunningham, Executive Vice President,
                              Chief Financial Officer, and Treasurer

Date:  May 4, 1999       By:     /s/ John G. Coleman
       -----------            ----------------------
                              John G. Coleman, Controller