Form 10-Q
period 1999-06-19
ROADWAY EXPRESS INC
filed 1999-08-02
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the Period ended June 19, 1999.
                                       OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
                For the transition period from ______ to ______.



                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    34-0492670
-------------------------------              ----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
incorporation or organization)

1077 Gorge Boulevard, Akron, OH                           44310
-------------------------------                         ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                  ----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___ .



The number of shares of common stock ($.01 par value) outstanding as of July 17, 1999 was 19,388,714.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          June 19, 1999                    December 31, 1998
                                                ----------------------------------------------------------------------
                                                                    (in thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                              $     76,495                       $     60,232
   Accounts receivable, net                                    267,044                            280,170
   Other current assets                                         18,160                             18,978
                                                ----------------------------------------------------------------------
Total current assets                                           361,699                            359,380

Carrier operating property, at cost                          1,337,007                          1,341,496
Less allowance for depreciation                                971,402                            984,380
                                                ----------------------------------------------------------------------
Net carrier operating property                                 365,605                            357,116

Goodwill, net                                                    8,506                              8,382
Deferred income taxes                                           33,740                             23,955
                                                ----------------------------------------------------------------------
Total assets                                              $    769,550                       $    748,833
                                                ======================================================================

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                       $    167,599                       $    177,641
   Salaries and wages                                          116,492                            103,723
   Other current liabilities                                    47,362                             47,249
                                                ----------------------------------------------------------------------
Total current liabilities                                      331,453                            328,613

Long-term liabilities
   Casualty claims payable                                      51,550                             51,812
   Future equipment repairs                                     12,925                             14,708
   Accrued pension and retiree medical                         111,051                            104,091
                                                ----------------------------------------------------------------------
Total long-term liabilities                                    175,526                            170,611

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                    206                                206
   Other shareholders' equity                                  262,365                            249,403
                                                ----------------------------------------------------------------------
Total shareholders' equity                                     262,571                            249,609
                                                ----------------------------------------------------------------------
Total liabilities and shareholders' equity                $    769,550                       $    748,833
                                                ======================================================================



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

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                   (Second Quarter)
                                                                        June 19, 1999             June 20, 1998
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
    Revenue                                                               $  621,122              $    609,352
    Operating expenses:
      Salaries, wages and benefits                                           400,524                   397,748
      Operating supplies and expenses                                        105,242                   103,883
      Purchased transportation                                                61,789                    58,089
      Operating taxes and licenses                                            17,483                    18,098
      Insurance and claims expense                                            12,843                    13,405
      Provision for depreciation                                              10,228                     9,512
      Net loss (gain) on disposal of operating property                          232                      (461)
                                                                  ----------------------------------------------------
    Total operating expenses                                                 608,341                   600,274
                                                                  ----------------------------------------------------
    Operating income                                                          12,781                     9,078
    Other income, net                                                            594                       178
                                                                  ----------------------------------------------------
    Income before income taxes                                                13,375                     9,256
    Provision for income taxes                                                 5,751                     3,949
                                                                  ----------------------------------------------------
    Net income                                                            $    7,624                     5,307
                                                                  ====================================================
    Earnings per share - basic                                            $     0.41              $       0.26
    Earnings per share - diluted                                          $     0.40              $       0.27
    Average shares outstanding - basic                                        18,831                    20,110
    Average shares outstanding - diluted                                      19,101                    20,352
    Dividends declared per share                                          $     0.05              $       0.05

See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                Twenty-four Weeks Ended
                                                                                    (Two Quarters)
                                                                        June 19, 1999             June 20, 1998
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
    Revenue                                                             $  1,226,400              $  1,231,015
    Operating expenses:
      Salaries, wages and benefits                                           795,854                   798,231
      Operating supplies and expenses                                        203,159                   214,085
      Purchased transportation                                               120,123                   115,126
      Operating taxes and licenses                                            35,621                    37,451
      Insurance and claims expense                                            25,945                    28,383
      Provision for depreciation                                              19,567                    19,407
      Net (gain) on disposal of operating property                              (122)                   (1,570)
                                                                  ----------------------------------------------------
    Total operating expenses                                               1,200,147                 1,211,113
                                                                  ----------------------------------------------------
    Operating income                                                          26,253                    19,902
    Other income, net                                                          1,049                       880
                                                                  ----------------------------------------------------
    Income before income taxes                                                27,302                    20,782
    Provision for income taxes                                                11,739                     8,866
                                                                  ----------------------------------------------------
    Net income                                                                15,563                    11,916
                                                                  ====================================================
    Net income per share - basic                                        $       0.83              $       0.59
    Net income per share - diluted                                      $       0.82              $       0.59
    Average shares outstanding - basic                                        18,829                    20,109
    Average shares outstanding - diluted                                      19,075                    20,344
    Dividends declared per share                                        $       0.10              $       0.10


See notes to condensed consolidated financial statements.

    ROADWAY EXPRESS, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Twenty-four Weeks Ended
                                                                                    (Two Quarters)
                                                                        June 19, 1999             June 20, 1998
                                                                  ----------------------------------------------------
                                                                                    (in thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $   15,563                $   11,916
    Depreciation and amortization                                             19,443                    19,840
    Other operating adjustments                                               11,090                    15,119
                                                                  ----------------------------------------------------
    Net cash provided by operating activities                                 46,096                    46,875

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of carrier operating property                                  (31,893)                  (19,761)
    Sales of carrier operating property                                        3,959                     6,038
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                    (27,934)                  (13,723)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                            (1,926)                   (2,053)
    Issuance of treasury shares                                                   27                     4,528
                                                                  ----------------------------------------------------
    Net cash (used) provided from financing activities                        (1,899)                    2,475

    Net increase in cash and cash equivalents                                 16,263                    35,627
    Cash and cash equivalents at beginning of period                          60,232                    58,505
                                                                  ----------------------------------------------------
    Cash and cash equivalents at end of period                            $   76,495                $   94,132
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending June 19, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.


Note B--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note C--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                    (Second Quarter)                        (Two Quarters)
                                         June 19, 1999      June 20, 1998       June 19, 1999      June 20, 1998
                                         ------------------------------------------------------------------------------
                                                              (in thousands, except per share data)
   Net income                                  $  7,624           $  5,307           $ 15,563           $ 11,916
                                         ==============================================================================
   Weighted-average shares for
      basic earnings per share                   18,831             20,110             18,829             20,109
   Management incentive stock plans                 270                242                246                235
                                         ------------------------------------------------------------------------------
   Weighted-average shares for
      diluted earnings per share                 19,101             20,352             19,075             20,344
                                         ==============================================================================

   Earnings per share - basic                  $  0.41            $  0.26            $   0.83           $   0.59
   Earnings per share - diluted                $  0.40            $  0.27            $   0.82           $   0.59

Note D--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                  Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                   (Second Quarter)                        (Two Quarters)
                                            June 19, 1999     June 20, 1998      June 19, 1999       June 20, 1998
                                          ------------------ ----------------- ------------------ --------------------
                                                                        (in thousands)
    Net income                                 $  7,624           $  5,307          $ 15,563           $ 11,916
    Foreign currency translation
         adjustments                                529               (523)            1,126               (567)
                                         -----------------------------------------------------------------------------
    Comprehensive income                       $  8,153           $  4,784          $ 16,689           $ 11,349
                                         =============================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $7.6 million or $0.40 per share (diluted), for the second quarter ended June 19, 1999, compared to income of $5.3 million, or $0.27 per share (diluted) in the same quarter last year, an increase of 43.7%. Revenues were $621.1 million in the current quarter, a 1.9% increase from second quarter 1998.

Tonnage was down 0.6% in the current quarter compared to the prior year quarter. Less-than-truckload (LTL) tons were up 0.2% and truckload tons were down 3.7%. Net revenue per ton increased 2.5% compared to the same quarter last year. This increase is lower than the increase in the underlying freight rates, as the average shipment size increased by 1.2% and the average length of haul decreased slightly, effectively reducing revenue per ton. These changes in the shipment characteristics reflect the strategic direction of the Company relative to freight mix and regional service offerings.

Operating expenses per ton were up 2.0% compared to the second quarter of 1998. Salaries, wages, and benefits increased 1.3% per ton, reflecting the terms of the Teamster contract, increased costs associated with Company sponsored health and pension benefits, and variable compensation related to Company performance. Dock wages declined 1.9% per ton due to improved productivity impacted by the changing freight mix. The increased use of railroads led to a 7.0% increase in purchased transportation expense per ton. The portion of linehaul miles utilizing rail was 28.0% in the second quarter of 1999 versus 24.8% during the second quarter of 1998. Operating supplies and expenses increased 1.9% per ton due to the increased use of long term tractor and trailer leases and higher fuel costs, offset by a decrease in the cost of purchased information systems services. Insurance and claims expense decreased 3.6% per ton, which reflects reductions in cargo loss and damage claims. Increased depreciation charges related to recent purchases of computer equipment were partially offset as revenue equipment becomes fully depreciated and the Company increases its use of leased equipment.

The tax rate for the second quarter of 1999 and 1998 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $76.5 million, a $16.3 million increase from year-end 1998. Cash flow from operations has been sufficient to meet working capital needs.

The Company is taking actions to improve operating margins, such as cost controls, sales and marketing initiatives, working with specific customers to improve the yield on freight, and changing the freight mix as noted above.

Roadway has plans in place that will ensure the ability to process transactions in the year 2000. The final part of these plans includes a full system integration test of all identified mission-critical systems in July and August of 1999. Any systems vital to moving freight, paying employees, or doing business with customers have been deemed mission-critical. As of June 1, 1999, the Company has successfully completed its plans to remediate all mission-critical systems. This completes the largest and most essential portion of the project. A new compliant accounts receivable system is being tested by users, will be included in the August 1999 system integration tests, and will be in use in September 1999. A new maintenance management system, which is compliant, is under development and is expected to be in use in October 1999. Contingency plans for the maintenance management system are being prepared should they be needed. New, compliant desktop equipment will continue to be implemented through September 1999. There have been no material impacts due to delays in other Information Systems projects.

Letters were sent to key vendors and suppliers requesting information regarding their compliance plans. Targeted vendors included utilities, computer suppliers, fuel suppliers, railroads, interlines, ocean carriers, and banks. Most have indicated compliance or satisfactory plans for compliance. For those who have not, alternate vendors and suppliers are being identified. Many customers have requested Roadway's compliance plans, and all inquiries have been fulfilled.

Roadway's internal EDI system is Year 2000 compliant. The Company will continue testing with customers who choose to convert their systems through the end of 1999, as customer needs dictate. If a customer chooses to remain on a previous version, which uses the current YYMMDD format, Roadway will not force an upgrade. Our internal systems that receive and send EDI data are able to handle either format.

The Company's most likely worst case scenario is a localized utility outage, which would affect a portion of the operations, including the ability to effectively plan equipment and human resource needs, the result being an increased potential for service delays. The Company's contingency plan's assessment and preparation phase includes action items that anticipate and mitigate the impact of these risks. Roadway's approach to contingency planning is to prepare employees to quickly and effectively address any failure that may occur, rather than attempting to pre-identify every specific failure that may occur. The corporate office and all field locations will have individual contingency plans to ensure a seamless transition into the new millennium. These contingency plans are comprised of four phases and are proactive in nature. The four phases are:

         1. Pre-millennium rollover assessment and preparation (April 1999 - December 31, 1999) consists of vendor and equipment assessments and alternative plans, task list development, and deployment of pre-event action items.
         2. Post-millennium rollover site check and assessment (January 1, 2000) consists of staff at each location checking the location and assessing the impact of any failures.
         3. Post-millennium rollover assessment reporting and communications (January 2, 2000) consists of each location reporting on its status. These individual reports will be compiled into an overall corporate status report and will be disseminated to the executive officers for external notifications.
         4. Post-millennium rollover failure remediation (January 1, 2000) consists of on-site remediation teams prepared to immediately address any problems encountered.

Roadway's Year 2000 compliance cost is projected to use approximately 10.7% of the total Information Technology budget in 1999. The Year 2000 project is financed from operating cash flow and all phases have been budgeted. Total costs during 1997, 1998, and 1999 to bring the internal systems into compliance are estimated at $7.6 million in capital expenditures and $6.8 million in expense. Through the second quarter of 1999, the actual expenditures have been $3.3 million in capital and $5.8 million in expense.

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

The Company's earnings are affected by changes in interest rates related to its trailer leases. During 1998, the Company entered into interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $43.2 million. An interest rate variation of 1% would have no material impact on the Company.

Roadway may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. An instantaneous 10% adverse change in foreign currency exchange rates would have no material impact on future cash flows of the Company.

An increase in fuel prices would be mitigated by fuel purchase contracts in place throughout 1999, which protect the Company from a significant portion of the exposure. In addition, a variable rate fuel surcharge, which is assessed by Roadway when the national average price of diesel fuel exceeds $1.10 per gallon, was reinstated on July 6, 1999.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 16, 1999, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on September 7, 1999, to shareholders of record on August 20, 1999.

The Board also elected William W. Michael, 36, to the position of Vice President
- Marketing.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------
10.27  Operating lease agreement between Roadway Express, Inc. and
       ICX Corporation.
27     Financial Data Schedule.

List of the Current Reports on Form 8-K which were filed during the current quarter--none.


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROADWAY EXPRESS, INC.




Date:  July 30, 1999       By:     /s/ J. Dawson Cunningham
       -------------            ---------------------------
                                J. Dawson Cunningham, Executive Vice President,
                                Chief Financial Officer, and Treasurer


Date:  July 30, 1999       By:     /s/ John G. Coleman
       -------------            ----------------------
                                John G. Coleman, Controller