Form 10-Q
period 1999-09-11
ROADWAY EXPRESS INC
filed 1999-10-25
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934. For the Period ended September 11, 1999.

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
                                      -----  ----

The number of shares of common stock ($.01 par value) outstanding as of October 9, 1999 was 19,377,264.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                           September 11, 1999  December 31, 1998
                                           -------------------------------------
                                              (in thousands, except share data)
Assets
Current assets
   Cash and cash equivalents                  $   92,594            $   60,232
   Accounts receivable, net                      293,869               280,170
   Other current assets                           15,900                18,978
                                              ----------            ----------
Total current assets                             402,363               359,380

Carrier operating property, at cost            1,337,130             1,341,496
Less allowance for depreciation                  971,680               984,380
                                              ----------            ----------
Net carrier operating property                   365,450               357,116

Goodwill, net                                      8,635                 8,382
Deferred income taxes                             33,017                23,955
                                              ----------            ----------
Total assets                                  $  809,465            $  748,833
                                              ==========            ==========

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                           $  196,904            $  177,641
   Salaries and wages                            116,805               103,723
   Other current liabilities                      48,151                47,249
                                              ----------            ----------
Total current liabilities                        361,860               328,613

Long-term liabilities
   Casualty claims payable                        50,986                51,812
   Future equipment repairs                       11,424                14,708
   Accrued pension and retiree medical           114,531               104,091
                                              ----------            ----------
Total long-term liabilities                      176,941               170,611

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                      206                   206
   Other shareholders' equity                    270,458               249,403
                                              ----------            ----------
Total shareholders' equity                       270,664               249,609
                                              ----------            ----------
Total liabilities and shareholders' equity    $  809,465            $  748,833
                                              ==========            ==========


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

ROADWAY EXPRESS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                         Twelve Weeks Ended
                                                           (Third Quarter)
                                              September 11, 1999       September 12, 1998
                                              -------------------------------------------
                                                 (in thousands, except per share data)
Revenue                                           $ 652,218                $ 617,135
Operating expenses:
  Salaries, wages and benefits                      421,904                  401,927
  Operating supplies and expenses                   103,981                  106,370
  Purchased transportation                           69,072                   61,275
  Operating taxes and licenses                       17,180                   17,812
  Insurance and claims expense                       13,169                   12,132
  Provision for depreciation                         10,694                    9,426
  Net (gain) on disposal of operating property           (1)                    (122)
                                                  ---------                ---------
Total operating expenses                            635,999                  608,820
                                                  ---------                ---------
Operating income                                     16,219                    8,315
Other income (expense), net                             396                     (459)
                                                  ---------                ---------
Income before income taxes                           16,615                    7,856
Provision for income taxes                            6,970                    3,528
                                                  ---------                ---------
Net income                                        $   9,645                $   4,328
                                                  =========                =========
Earnings per share - basic                        $    0.51                $    0.23
Earnings per share - diluted                      $    0.50                $    0.22
Average shares outstanding - basic                   18,844                   19,267
Average shares outstanding - diluted                 19,151                   19,473
Dividends declared per share                      $    0.05                $    0.05



See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                      Thirty-six Weeks Ended
                                                          (Three Quarters)
                                               September 11, 1999      September 12, 1998
                                               ------------------------------------------
                                                  (in thousands, except per share data)
Revenue                                           $ 1,878,618              $ 1,848,150
Operating expenses:
  Salaries, wages and benefits                      1,217,758                1,200,158
  Operating supplies and expenses                     307,140                  320,455
  Purchased transportation                            189,195                  176,401
  Operating taxes and licenses                         52,801                   55,263
  Insurance and claims expense                         39,114                   40,515
  Provision for depreciation                           30,261                   28,833
  Net (gain) on disposal of operating property           (123)                  (1,692)
                                                  -----------              -----------
Total operating expenses                            1,836,146                1,819,933
                                                  -----------              -----------
Operating income                                       42,472                   28,217
Other income, net                                       1,445                      421
                                                  -----------              -----------
Income before income taxes                             43,917                   28,638
Provision for income taxes                             18,709                   12,394
                                                  -----------              -----------
Net income                                             25,208              $    16,244
                                                  ===========              ===========
Net income per share - basic                      $      1.34              $      0.82
Net income per share - diluted                    $      1.32              $      0.81
Average shares outstanding - basic                     18,834                   19,832
Average shares outstanding - diluted                   19,112                   20,057
Dividends declared per share                      $      0.15              $      0.15



See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                          Thirty-six Weeks Ended
                                                             (Three Quarters)
                                                   September 11, 1999  September 12, 1998
                                                   --------------------------------------
                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 25,208             $ 16,244
Depreciation and amortization                             30,009               29,588
Other operating adjustments                               18,606              (15,788)
                                                        --------             --------
Net cash provided by operating activities                 73,823               30,044

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of carrier operating property                  (43,697)             (29,455)
Sales of carrier operating property                        5,225                9,279
                                                        --------             --------
Net cash used by investing activities                    (38,472)             (20,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                            (2,905)              (3,019)
Purchase of treasury shares                                  (84)             (15,818)
                                                        --------             --------
Net cash used by financing activities                     (2,989)             (18,837)

Net increase (decrease) in cash and cash equivalents      32,362               (8,969)
Cash and cash equivalents at beginning of period          60,232               58,505
                                                        --------             --------
Cash and cash equivalents at end of period              $ 92,594             $ 49,536
                                                        ========             ========


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending September 11, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.


Note B--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note C--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                      Twelve Weeks Ended           Thirty-six Weeks Ended
                                       (Third Quarter)                (Three Quarters)
                                Sept 11, 1999  Sept 12, 1998    Sept 11, 1999  Sept 12, 1998
                                ------------------------------------------------------------
                                          (in thousands, except per share data)
Net income                          $ 9,645        $ 4,328         $25,208        $16,244
                                    =======        =======         =======        =======
Weighted-average shares for
   basic earnings per share          18,844         19,267          18,834         19,832
Management incentive stock plans        307            206             278            225
                                    -------        -------         -------        -------
Weighted-average shares for
   diluted earnings per share        19,151         19,473          19,112         20,057
                                    =======        =======         =======        =======

Earnings per share - basic          $  0.51        $  0.23         $  1.34        $  0.82
Earnings per share - diluted        $  0.50        $  0.22         $  1.32        $  0.81



Note D--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:


                                      Twelve Weeks Ended           Thirty-six Weeks Ended
                                        (Third Quarter)               (Three Quarters)
                                Sept 11, 1999   Sept 12, 1998    Sept 11, 1999   Sept 12, 1998
                                --------------------------------------------------------------
                                                        (in thousands)
Net income                         $  9,645        $  4,328        $ 25,208       $ 16,244
Foreign currency translation
     adjustments                       (659)            (71)            467           (638)
                                   --------        --------        --------       --------
Comprehensive income               $  8,986        $  4,257        $ 25,675       $ 15,606
                                   ========        ========        ========       ========



Note E--Contingent Matter

The Company's former parent is currently under examination by the Internal Revenue Service for tax years 1994 and 1995, years prior to the spin-off of the Company. The IRS has proposed substantial adjustments for these tax years for multiemployer pension plan deductions. The IRS is challenging the timing, not the validity of these deductions. The Company is unable to predict the ultimate outcome of this matter, however, its former parent intends to vigorously contest these proposed adjustments.

Under a tax sharing agreement entered into by the Company and its former parent at the time of the spin-off, the Company is obligated to reimburse the former parent for any additional taxes and interest which relate to the Company's business prior to the spin-off. The amount and timing of such payments, if any, is dependent on the ultimate resolution of the former parent's disputes with the IRS and the determination of the nature and extent of the obligations under the tax sharing agreement. The Company has established certain reserves with respect to these proposed adjustments. There can be no assurance, however, that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations and financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $9.6 million or $0.50 per share (diluted), for the third quarter ended September 11, 1999, compared to net income of $4.3 million, or $0.22 per share (diluted) in the same quarter last year, an increase of 122.9%. Revenues were $652.2 million in the current quarter, a 5.7% increase from third quarter 1998.

Tonnage was up 4.2% in the current quarter compared to the prior year quarter. Less-than-truckload (LTL) tons were up 4.4% and truckload tons were up 3.4%. Net revenue per ton increased 1.4% compared to the same quarter last year. This increase is lower than the increase in the underlying freight rates, as the average shipment size increased by 2.2%, effectively reducing revenue per ton. This change in the shipment characteristics reflects the strategic direction of the Company relative to freight mix and service offerings.

Operating expenses per ton were up 0.3% compared to the third quarter of 1998. Salaries, wages, and benefits increased 0.7% per ton, reflecting increased costs associated with Company sponsored health and pension benefits, workers' compensation, and variable compensation related to Company performance. Despite the increases under the terms of the Teamsters contract, terminal wage and benefit expenses declined 0.7% per ton, due to improved efficiencies driven by the changing freight mix. The increased use of railroads led to an 8.2% increase in purchased transportation expense per ton. The portion of linehaul miles utilizing rail was 29.8% in the third quarter of 1999 versus 27.1% in the third quarter of 1998. Operating supplies and expenses decreased 6.2% per ton. Decreased costs associated with outsourced information systems services and some maintenance services were partially offset by the increased cost of long term tractor and trailer leases and higher fuel costs. Insurance and claims expense increased 4.2% per ton, which reflects increased liability expense offset by reductions in cargo loss and damage claims. Increased depreciation charges related to recent purchases of computer equipment were partially offset as revenue equipment becomes fully depreciated and the Company replaces some owned equipment with leased equipment. The Company also experienced a 7.4% decrease in operating tax and license expense per ton.

The effective tax rate for the third quarters of 1999 and 1998 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $92.6 million, a $32.4 million increase from year-end 1998. Cash flow from operations has been sufficient to meet working capital needs.

The Company is taking actions to improve operating margins, such as cost controls, sales and marketing initiatives, working with specific customers to improve the yield on freight, and changing the freight mix. Yield improvement is expected in the fourth quarter, resulting from a general rate increase effective September 12, 1999. The Company's core business offering, national LTL service, represented 66% of revenue in the quarter. Regional service offerings were 16% of revenue, truckload was 7%, and specialized products (international North America, Time Critical, Precision Delivery, ocean services, exhibit services, and protective services) represented 11% of revenue. Regional LTL revenue increased 11%, and the Company's specialized product offerings grew 18%, principally due to a 37% increase in revenue from the domestic portion of these specialized products.

Roadway has successfully completed the remediation and full-system integration test of all identified, existing, mission-critical systems, except as noted below, to insure the Company's ability to process transactions in the year 2000. A new, compliant accounts receivable system was implemented as planned in September 1999. Implementation of new, compliant desktop equipment has been completed. Any systems vital to moving freight, paying employees, or doing business with customers have been deemed mission-critical.

Roadway has chosen to defer the planned 1999 implementation of a new vehicle maintenance management system. Instead, the Company is remediating and testing the existing system (the primary contingency plan). The implementation and testing of the maintenance system is expected to be completed by mid December 1999. Additional contingency plans for this system are in place to ensure that no disruptions to freight movement or other mission-critical functions occur. There have been no material impacts due to delays in other Information Systems projects.

The Company sent letters to key vendors and suppliers requesting information regarding their compliance plans. Targeted vendors included utilities, computer suppliers, fuel suppliers, railroads, interlines, ocean carriers, and financial institutions. Most have indicated compliance or satisfactory plans for compliance. For those who have not, alternate vendors and suppliers are being identified. Many customers have requested Roadway's compliance plans, and all inquiries have been fulfilled.

Roadway's internal EDI system is Year 2000 compliant. The Company will continue testing with customers who choose to convert their systems through the end of 1999, as customer needs dictate. If a customer chooses to remain on a previous version, which uses the YYMMDD format, Roadway will not force an upgrade. Our internal systems that receive and send EDI data are able to handle either format.

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

These contingency plans are comprised of four phases and are proactive in nature. The four phases are:

       1. Pre-millennium rollover assessment and preparation (April 1999 - December 31, 1999) consists of vendor and equipment assessments and alternative plans, task list development, and deployment of pre-event action items.
       2. Post-millennium rollover site check and assessment (January 1, 2000) consists of staff at each location checking the location and assessing the impact of any failures.
       3. Post-millennium rollover assessment reporting and communications (January 1, 2000) consists of each location reporting on its status. These individual reports will be compiled into an overall corporate status report and will be disseminated to the executive officers for external notifications.
       4. Post-millennium rollover failure remediation (January 1, 2000) consists of on-site remediation teams prepared to immediately address any problems encountered.

Roadway's Year 2000 compliance cost is projected to use approximately 10.7% of the total Information Technology budget in 1999. The Year 2000 project is financed from operating cash flow and all phases have been budgeted. Total costs during 1997, 1998, and 1999 to bring the internal systems into compliance are estimated at $6.9 million in capital expenditures and $7.4 million in expense. The Company has made substantially all of these expenditures through the third quarter of 1999.

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

The Company's earnings are affected by changes in interest rates related to its trailer leases. During 1998, the Company entered into interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $41.4 million. An interest rate variation of 1% would have no material impact on the Company.

Roadway may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. An instantaneous 10% adverse change in foreign currency exchange rates would have no material impact on future cash flows of the Company.

An increase in fuel prices would be mitigated by fuel purchase contracts in place throughout 1999, which protect the Company from a significant portion of the exposure. In addition, a variable rate fuel surcharge, assessed by Roadway when the national average price of diesel fuel exceeds $1.10 per gallon, was reinstated on July 6, 1999.

PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 6, 1999, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on December 1, 1999, to shareholders of record on November 12, 1999.



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

                                   ROADWAY EXPRESS, INC.




Date: October 22, 1999       By:   /s/  J. Dawson Cunningham
      ----------------          -----------------------------------------------
                                J. Dawson Cunningham, Executive Vice President,
                                Chief Financial Officer, and Treasurer


Date: October 22, 1999       By:   /s/  John G. Coleman
      ----------------          -----------------------------------------------
                                John G. Coleman, Controller