Form 10-K
period 1999-12-31
ROADWAY EXPRESS INC
filed 2000-03-24
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1999.

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from ______ to ______.

                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        34-0492670
---------------------------------            -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
incorporation or organization)

1077 Gorge Boulevard   Akron, OH                             44310
--------------------------------------------               ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered:
            None
      -------------------          ---------------------------------------------

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
Yes  X      No      .
   --------   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 2000 Common Stock, $.01 Par Value -- $ 186,681,234.

The number of shares outstanding of the issuer's classes of common stock as of February 26, 2000 Common Stock, $.01 Par Value -- 19,366,077 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I and II. Certain portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders held on March 22, 2000, are incorporated by reference into Part III.

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

(b) Segment information. The operation of the company is conducted in one industry segment, the interstate transportation of LTL freight.

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

Roadway is affected directly by the state of the overall economy, but no single segment of the economy (e.g., general retail merchandise, automotive, chemical) accounts for more than 10% of the Company's revenues. Seasonal fluctuations affect tonnage, revenues and operating results. Normally, the fall of each year is the Company's busiest shipping period; the months of December and January of each year are the slowest. Shipment levels, operating costs, and operating results can also be adversely affected by inclement weather. During 1999, no single customer accounted for more than 4% of the Company's total revenues, and the ten largest customers accounted for approximately 16% of the Company's total revenue.

The LTL business is extremely competitive, resulting in narrow margins. Roadway's primary competitors in the national LTL market are Yellow Freight System, Consolidated Freightways Corp., and ABF Freight System. The Company also competes for LTL freight with other national and international LTL carriers as well as regional LTL motor carriers, truckload carriers, small package carriers, private carriage, freight forwarders, railroads and airlines. Based on reported revenue for 1999, Roadway is one of the largest LTL motor carriers in the United States. Competition for freight is based primarily upon price and service (transit time). To maintain and improve market share, the Company offers and negotiates various discounts. The Company works directly with customers on an account-by-account basis to find ways to improve efficiencies and contain costs to improve both customer and carrier profitability.

Deregulation of most of the trucking industry, begun in 1980 and largely completed by Congress in 1995, has given rise to intense competition. New entrants, some of which have grown rapidly in regional markets, include some non-union carriers that may have lower labor costs than the Company.

At year-end 1999, the Company had over 28,000 employees. Approximately 74% of the Company's employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (the "Teamsters"). The current National Master Freight Agreement with the Teamsters expires on March 31, 2003. The Company believes that its current relations with the Teamsters are satisfactory.

The U.S. Department of Transportation ("DOT"), which retains limited oversight authority over motor carriers, currently regulates Roadway's operations in interstate commerce. Federal legislation preempts regulation by the states of price, routes, and service in intrastate freight transportation. The Company, like other interstate motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the DOT. The Company has earned a "satisfactory" rating (the highest of three grading categories) from the DOT. In addition, vehicle weight and dimensions remain subject to both Federal and state regulation. More restrictive limitations on vehicle weight and size, or on trailer length or configuration, could adversely affect the operating results of the Company.

At December 31, 1999, the Company owned a total of 8,876 tractors and 24,006 trailers. The Company also operated 1,037 tractors and 10,637 trailers under long-term leases. The average age of the intercity fleet was eight years for tractors and seven years for trailers. There is sufficient capacity to meet normal requirements. Short-term leased equipment is used to meet peak demands.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, positions, and ages of the persons who serve as Executive Officers of the Company.

----------------------------------------------- ----------------------------------------------------------------------
    NAME                                            PRESENT POSITIONS AND RECENT BUSINESS EXPERIENCE
----------------------------------------------- ----------------------------------------------------------------------
John D. Bronneck                                Vice President-Operations since March 1998. Prior to this he served as
                                                Vice President-Northeastern Division from January 1993 to
                                                March 1998. Age 52.

J. Dawson Cunningham                            Executive Vice President, Chief Financial Officer and Treasurer
                                                since March 1998. Prior to this he served as Vice President-Finance and Administration, and Treasurer from August 1990 to March 1998.
                                                Age 53.

Louis J. Esposito                               Vice President-Sales since September 1995. Prior to this he served as
                                                Vice President-Midwest Division from December 1990 through September
                                                1995. Age 57.

John M. Glenn                                   Vice President-General Counsel and Secretary since January 1996.
                                                Previous to employment with the Company he was Vice President and
                                                General Counsel of Roadway Services, Inc. since 1987. Age 68.

James D. Staley                                 President and Chief Operating Officer since March 1998. Prior to this he served as Vice President-Operations since 1993. Age 50.

Michael W. Wickham                              Chairman and Chief Executive Officer since March 1998. Prior to this he served as President and Chief Executive Officer from January 1996 to
                                                March 1998, and as President from July 1990 through December 1995.
                                                Age 53.
----------------------------------------------- ----------------------------------------------------------------------

No family relationships exist between any of the executive officers named above or between any executive officer and any director of the Company.



ITEM 2.  --  PROPERTIES

At December 31, 1999, the Company operated 388 terminal facilities, of which 261 were Company owned and 127 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 14,191, of which 11,947 were at Company owned facilities and 2,244 were at leased facilities. Thirty of the owned facilities are major consolidation/distribution centers that are in strategic locations throughout the continental United States. These 30 facilities contain 5,457 loading spaces, ranging in size from 71 to 426 loading spaces, and average 88,000 square feet, ranging from 31,000 to 220,000 square feet. All significant leased and owned facilities were being utilized at year-end 1999, and are adequate to meet current needs.

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


ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.



PART II

ITEM 5. -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The information under the caption "Common stock" in the table headed "Selected Quarterly Financial Data" on page 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, filed with this Form 10-K as page 25 of Exhibit 13, is incorporated herein by reference.



ITEM 6. -- SELECTED FINANCIAL DATA

The information in the table headed "Historical Data" for the years 1999, 1998, 1997, 1996, and 1995 on pages 30 and 31 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, filed with this Form 10-K as page 26 of Exhibit 13, is incorporated herein by reference.



ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, filed with this Form 10-K as pages 1 through 5 of Exhibit 13, is incorporated herein by reference.

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

The disclosure regarding interest rate fluctuations is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 17 of the registrants Annual Report to Shareholders for the year ended December 31, 1999, filed with this Form 10-K as page 5 of Exhibit 13, and is incorporated herein by reference.

Roadway may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. A 10% adverse change in foreign currency exchange rates would have less than $2 million impact on future cash flows of the Company.

Increasing fuel prices are mitigated with a variable rate fuel surcharge, assessed by Roadway when the national average price of diesel fuel exceeds $1.10 per gallon. This surcharge was reinstated on July 6, 1999 at the rate of 0.5% of revenue, and increased to 1.5% of revenue by the end of 1999. With the dramatic increase in fuel prices in 2000, the surcharge has increased to 4.0% on LTL shipments and 6.0% on truckload shipments as of February 26, 2000.



ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 18 through 28 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, filed with this Form 10-K as pages 6 through 24 of Exhibit 13, are incorporated herein by reference.

The summary of quarterly results of operations on page 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, filed with this Form 10-K as page 25 of Exhibit 13, is incorporated herein by reference.

See list of financial statements under Item 14 (a) 1.



ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

None.




PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required concerning the directors is set forth under the caption "Election of Directors" on page 2 of the definitive proxy statement (the "Proxy") relating to the registrant's Annual Meeting of Shareholders held on March 22, 2000, and is incorporated herein by reference.

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

The information required concerning executive compensation is set forth under the caption "Compensation of Executive Officers" on pages 6 through 9 of the Proxy, and is incorporated herein by reference.



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



ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. List of financial statements contained in Roadway's Annual Report to Shareholders for the year ended December 31, 1999, and filed as Exhibit 13 to this Form 10-K:

                                                                                Annual
                                                                                Report           Exhibit 13
                                                                                page(s)          page(s)
                                                                                -------          -------
          Consolidated balance sheets at December 31, 1999 and 1998             18               6
          Statements of consolidated income
               for the years ended December 31, 1999, 1998, and 1997            19               7
          Statements of consolidated shareholders' equity
               for the years ended December 31, 1999, 1998, and 1997            20               8
          Statements of consolidated cash flows
               for the years ended December 31, 1999, 1998, and 1997            21               9
          Notes to consolidated financial statements                            22-28            10-23
          Report of independent auditors dated January 21, 2000                 28               24
          Selected quarterly financial data for 1999 and 1998                   29               25

(a) 2. The following financial statement schedule is included on page 9 of this Form 10-K:
                  Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1999 Annual Report to Shareholders.

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

   10.26 Data Processing and Information Technology Agreement between Roadway Express, Inc. and Affiliated Computer Services, Inc. (filed as exhibit 10.26 to the registrant's Annual Report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference).

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            (CONTINUED)

(a) 3. Exhibit Index (continued)

Exhibit No.
-----------

   10.27 Operating lease agreement between Roadway Express, Inc. and ICX Corporation (filed as exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q for the period ended June 19, 1999, and incorporated herein by reference).

   10.28 $25,000,000 Amended and Restated Credit Agreement by and between Roadway Express, Inc. and The First National Bank of Chicago.

   13 Annual Report to Shareholders for the year ended December 31, 1999. Only those portions expressly referenced herein are incorporated into this Form 10-K. Other portions are not required and, therefore, are not filed as part of this Form 10-K.

   21         List of Subsidiaries.

   23         Consent of Independent Auditors.

   27         Financial Data Schedule for the year ended December 31, 1999.

--------------------------------------------------------------------------------
* Designates a compensation plan for Directors or Executive Officers.



(b)    Reports on Form 8-K filed in the Fourth Quarter of 1999-- none.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROADWAY EXPRESS, INC.


Date March 21, 2000         By   /s/ Michael W. Wickham
     --------------            -------------------------------------------------
                                 Michael W. Wickham, Chairman of the Board
                                 and Chief Executive Officer



Date March 21, 2000         By   /s/ J. Dawson Cunningham
     --------------            -------------------------------------------------
                                 J. Dawson Cunningham, Executive Vice President,
                                 Chief Financial Officer, and Treasurer



Date March 21, 2000         By   /s/ John G. Coleman
     --------------            -------------------------------------------------
                                 John G. Coleman, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date March 21, 2000         By   /s/ Frank P. Doyle
     --------------            -------------------------------------------------
                                 Frank P. Doyle, Director



Date March 21, 2000         By   /s/ John F. Fiedler
     --------------            -------------------------------------------------
                                 John F. Fiedler, Director



Date March 21, 2000         By   /s/ Dale F. Frey
     --------------            -------------------------------------------------
                                 Dale F. Frey, Director



Date March 21, 2000         By   /s/ Phillip J. Meek
     --------------            -------------------------------------------------
                                 Phillip J. Meek, Director



Date March 21, 2000         By   /s/ Carl W. Schafer
     --------------            -------------------------------------------------
                                 Carl W. Schafer, Director



Date March 21, 2000         By   /s/ Sarah Roush Werner
     --------------            -------------------------------------------------
                                 Sarah Roush Werner, Director

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     ROADWAY EXPRESS, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (in thousands)

----------------------------------- --------------- ------------------------------- ---------------- -----------------
              COL. A                    COL. B                  COL. C                  COL. D            COL. E
----------------------------------- --------------- ------------------------------- ---------------- -----------------
                                                              Additions
----------------------------------- --------------- ---------------- -------------- ---------------- -----------------
                                                                      Charged to
                                      Balance at      Charged to         Other
                                     Beginning of      Cost and       Accounts -      Deductions      Balance at End
           Description                  Period         Expenses        Describe        -Describe        of Period
----------------------------------- --------------- ---------------- -------------- ---------------- -----------------
1999
    Allowance for
       uncollectible accounts           $  6,331        $  15,746            -          $  13,849 (1)    $  8,228
    Valuation allowance on
deferred tax assets                          700                -            -                  -             700
                                        --------        ---------                       ---------        --------
                  Total                 $  7,031        $  15,746            -          $  13,849        $  8,928
                                        ========         ========                        ========        ========
1998
    Allowance for
       uncollectible accounts           $  4,823        $  17,557            -          $  16,049 (1)    $  6,331
    Valuation allowance on
deferred tax assets                          700                -            -                  -             700
                                        --------        ---------                       ---------        --------
                  Total                 $  5,523        $  17,557            -          $  16,049        $  7,031
                                        ========         ========                        ========        ========
1997
    Allowance for
       uncollectible accounts           $  2,802        $  13,783            -          $  11,762 (1)    $  4,823
    Valuation allowance on
deferred tax assets                        5,300            1,500            -              6,100 (2)         700
                                        --------        ---------                       ----------       --------
                  Total                 $  8,102        $  15,283            -          $  17,862        $  5,523
                                        ========         ========                        ========        ========
----------------------------------- --------------- ---------------- -------------- ---------------- -----------------

(1) Uncollectible amounts written off, net of recoveries.
(2) Valuation allowance decreased due to utilization of foreign tax credits.