Form 10-Q
period 2000-03-25
ROADWAY EXPRESS INC
filed 2000-05-03
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the Period ended March 25, 2000.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from ______ to ______.



                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                     34-0492670
------------------------------------               ----------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)

1077 Gorge Boulevard   Akron, OH                           44310
------------------------------------                      --------
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



The number of shares of common stock ($.01 par value) outstanding as of April 22, 2000 was 19,371,203.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              March 25, 2000  December 31, 1999
                                              ---------------------------------
                                              (in thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                      $   69,706      $   80,797
   Accounts receivable, net                          294,581         299,599
   Other current assets                               19,851          17,940
                                                ----------------------------
Total current assets                                 384,138         398,336

Carrier operating property, at cost                1,368,416       1,356,533
Less allowance for depreciation                      978,214         976,205
                                                ----------------------------
Net carrier operating property                       390,202         380,328

Goodwill, net                                         14,421          15,360
Deferred income taxes                                 41,118          37,384
                                                ----------------------------
Total assets                                      $  829,879      $  831,408
                                                ============================

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                               $  182,181      $  190,499
   Salaries and wages                                126,262         120,695
   Other current liabilities                          53,106          52,165
                                                ----------------------------
Total current liabilities                            361,549         363,359

Long-term liabilities
   Casualty claims payable                            45,890          49,077
   Future equipment repairs                            8,724           9,805
   Accrued pension and retiree medical               117,854         118,212
                                                ----------------------------
Total long-term liabilities                          172,468         177,094

Shareholders' equity
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                          206             206
   Other shareholders' equity                        295,656         290,749
                                                ----------------------------
Total shareholders' equity                           295,862         290,955
                                                ----------------------------
Total liabilities and shareholders' equity        $  829,879      $  831,408
                                                ============================



Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                          Twelve Weeks Ended
                                                            (First Quarter)
                                                     March 25,2000   March 27, 1999
                                                     -------------------------------
                                                (in thousands, except per share data)
Revenue                                                 $ 677,319     $ 605,278
Operating expenses:
  Salaries, wages and benefits                            422,115       395,330
  Operating supplies and expenses                         126,624        97,917
  Purchased transportation                                 67,498        58,334
  Operating taxes and licenses                             19,047        18,138
  Insurance and claims expense                             12,769        13,102
  Provision for depreciation                               11,351         9,339
  Net loss (gain) on disposal of operating property           569          (354)
                                                      -------------------------
Total operating expenses                                  659,973       591,806
                                                      -------------------------
Operating income                                           17,346        13,472
Other income, net                                             756           455
                                                      -------------------------
Income before income taxes                                 18,102        13,927
Provision for income taxes                                  7,712         5,988
                                                      -------------------------
Net income                                              $  10,390     $   7,939
                                                      =========================
Earnings per share - basic                              $    0.56     $    0.42
Earnings per share - diluted                            $    0.55     $    0.42
Average shares outstanding - basic                         18,693        18,800
Average shares outstanding - diluted                       18,973        18,985
Dividends declared per share                            $    0.05     $    0.05

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                             Twelve Weeks Ended
                                                             (First Quarter)
                                                     March 25, 2000  March 27, 1999
                                                     ------------------------------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ 10,390      $  7,939
Depreciation and amortization                              11,335         9,283
Other operating adjustments                                (9,546)          (84)
                                                       -------------------------
Net cash provided by operating activities                  12,179        17,138

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of carrier operating property                   (22,047)      (12,005)
Sales of carrier operating property                           253         2,835
                                                       -------------------------
Net cash used by investing activities                     (21,794)       (9,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock activity - net                                (508)          151
Dividends paid                                               (968)         (967)
                                                       -------------------------
Net cash used by financing activities                      (1,476)         (816)

Net (decrease) increase in cash and cash equivalents      (11,091)        7,152
Cash and cash equivalents at beginning of period           80,797        60,232
                                                       -------------------------
Cash and cash equivalents at end of period               $ 69,706      $ 67,384
                                                       =========================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending March 25, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1999.


Note B--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note C--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Twelve Weeks Ended
                                                      (First Quarter)
                                           March 25, 2000         March 27, 1999
                                        ----------------------------------------
                                           (in thousands, except per share data)
  Net income                                 $  10,390              $  7,939
                                        ========================================
  Weighted-average shares for
     Basic earnings per share                   18,693                18,800
  Management incentive stock plans                 280                   185
                                        ----------------------------------------
  Weighted-average shares for
     Diluted earnings per share                 18,973                18,985
                                        ========================================

  Earnings per share - basic                 $    0.56              $   0.42
  Earnings per share - diluted               $    0.55              $   0.42

Note D--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                      Twelve Weeks Ended
                                                       (First Quarter)
                                           March 25, 2000         March 27, 1999
                                        ----------------------------------------
                                                       (in thousands)
   Net income                                 $ 10,390               $  7,939
   Foreign currency translation
   adjustments                                     (85)                   597
                                        ----------------------------------------
   Comprehensive income                       $ 10,305               $  8,536
                                        ========================================


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $10.4 million or $0.55 per share (diluted), for the first quarter ended March 25, 2000, compared to net income of $7.9 million, or $0.42 per share (diluted) in the same quarter last year, an increase of 30.9%. Revenues were $677.3 million in the current quarter, up $72.0 million, or 11.9%, from first quarter 1999.

The Company delivered 1.9 million tons of freight in the current quarter, up 6.9% compared to the prior year quarter. Less-than-truckload (LTL) tons were up 7.4% and truckload tons were up 4.9%. Net revenue per ton was $347.46, up 4.7% compared to the same quarter last year. The improvement in revenue per ton was driven by a general rate increase in the fourth quarter of 1999, and a variable rate fuel surcharge based on the national average price of diesel fuel. The improvement in revenue per ton was somewhat offset by an increase in the average shipment size (up 1.3% to 1,132 pounds) and a small decrease in the average length of haul (down 0.6% to 1,295 miles), both of which tend to put downward pressure on rate levels. These changes in the shipment characteristics reflect the strategic direction of the Company relative to freight mix and regional service offerings. Total operating expenses were up $68.2 million, or 4.3% per ton, compared to the first quarter of 1999.

Salaries, wages, and benefits increased 6.8%, which was commensurate with the increased tonnage. Expense increases for direct labor in three key areas were: linehaul drivers up 8.4%, pickup and delivery drivers up 6.8%, and dock workers up 9.0%. Retirement and medical benefit costs increased 4.5%. Indirect salary and wages costs were flat.

Operating supplies and expenses were up $28.7 million, or 21.0% per ton, primarily due to the increase in fuel prices and higher fuel use, which together caused 40% of the increase. The remainder of the increase was driven by increases in equipment rental, maintenance, and other direct terminal and transportation expenses, as well as purchased services for information technology and outsourced administrative processes.

Purchased transportation expenses were up $9.2 million, or 8.3% per ton. Increases in three types of purchased transportation services caused this growth: railroads in certain linehaul operations; the use of owner-operators by our subsidiaries; and purchased pickup and delivery (P&D) services for our seamless P&D offering. The portion of linehaul miles utilizing rail was 26.5% in the first quarter of 2000, versus 26.8% in the first quarter of 1999.

Insurance and claims expense decreased 8.8% per ton, which reflects reductions in cargo loss and damage costs. Depreciation expense increased $2.0 million over the first quarter of 1999. This increase reflects recent capital expenditures, primarily for revenue equipment and data processing equipment and software.

The tax rate for the first quarter of 2000 and 1999 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $69.7 million, an $11.1 million decrease from year-end 1999. Cash flow from operations has been sufficient to meet working capital needs.

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

The Company's earnings are affected by changes in interest rates related to its trailer leases. During 1998, the Company entered into interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $38.0 million. An interest rate variation of 1% would have no material impact on the Company.

Roadway may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. A 10% adverse change in foreign currency exchange rates would have less than $2 million impact on future cash flows of the Company.

Increases in fuel prices are mitigated by a variable rate fuel surcharge which was in place during the first quarter of 2000. This fuel surcharge is applicable when the national average diesel fuel price exceeds $1.10 per gallon. During the current quarter fuel surcharges ranged from 1.5% to 4.0% of revenue on LTL shipments.

PART II -- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on March 22, 2000. Two matters were voted upon at this meeting: (i) the election of seven members to the Board of Directors, and (ii) ratification of the appointment of Ernst & Young LLP as the independent auditors. There were 17,300,783 shares voted of the 19,374,160 shares outstanding and entitled to vote. The following table shows the results of the vote.

      PROPOSAL                                FOR         AGAINST    WITHHELD

      Election of Directors
          Frank P. Doyle                   17,051,840                  248,943
          John F. Fiedler                  17,076,808                  223,975
          Dale F. Frey                     17,052,104                  248,679
          Phillip J. Meek                  17,063,880                  236,903
          Carl W. Schafer                  17,062,265                  238,518
          Sarah Roush Werner               17,076,169                  224,614
          Michael W. Wickham               16,958,978                  341,805

      Appointment of Ernst & Young LLP as
        independent auditors               17,117,414      114,968      68,401


ITEM 5.  OTHER INFORMATION

On February 1, 2000, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock paid on March 1, 2000, to shareholders of record on February 15, 2000.

On March 7, 2000, Roadway Express, Inc. and its subsidiary, Reimer Express Lines Ltd. of Canada, received system-wide ISO 9002 certification. This certification is a comprehensive, standardized, and highly respected measurement of an organization's commitment to the delivery of a quality product or service. It is the only internationally recognized certification of a company's quality standards.

On April 13, 2000, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on June 1, 2000, to shareholders of record on May 12, 2000.

Also on April 13, 2000, the Board of directors elected John J. Gasparovic, 42, to the position of Vice President and General Counsel, effective May 1, 2000. John M. Glenn, who has served as Roadway Express General Counsel since January 1996, will continue in his capacity as Corporate Secretary and as of-counsel for the Company.

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

                                   ROADWAY EXPRESS, INC.




Date:  May 2, 2000          By:    /s/ J. Dawson Cunningham
       -----------              ---------------------------
                                J. Dawson Cunningham, Executive Vice President,
                                Chief Financial Officer, and Treasurer


Date:  May 2, 2000          By:    /s/ John G. Coleman
       -----------              ----------------------
                                John G. Coleman, Controller