Form 10-Q
period 2000-06-17
ROADWAY EXPRESS INC
filed 2000-07-27
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Period ended June 17, 2000.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.



                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                         34-0492670
-------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No)

1077 Gorge Boulevard, Akron, OH                                  44310
------------------------------------                           --------
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

Yes [X]    No  [ ].



     The number of shares of common stock ($.01 par value) outstanding as of July 14, 2000 was 19,363,958.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           June 17, 2000                     December 31, 1999
                                                 -----------------------------------------------------------------------
                                                                   (in thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                               $     61,032                       $     80,797
   Accounts receivable, net                                     295,381                            299,599
   Prepaid expenses and supplies                                 18,478                             17,940
                                                 -----------------------------------------------------------------------
Total current assets                                            374,891                            398,336

Carrier operating property, at cost                           1,399,631                          1,356,533
Less allowance for depreciation                                 986,873                            976,205
                                                 -----------------------------------------------------------------------
Net carrier operating property                                  412,758                            380,328

Goodwill, net                                                    14,084                             15,360
Deferred income taxes                                            41,597                             37,384
                                                 -----------------------------------------------------------------------
Total assets                                               $    843,330                       $    831,408
                                                 =======================================================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                        $    183,489                       $    190,499
   Salaries and wages                                           129,047                            120,695
   Freight and casualty claims payable                           54,606                             52,165
                                                 -----------------------------------------------------------------------
Total current liabilities                                       367,142                            363,359

Long-term liabilities:
   Casualty claims payable                                       47,485                             49,077
   Future equipment repairs                                       7,727                              9,805
   Accrued pension and retiree medical                          116,504                            118,212
                                                 -----------------------------------------------------------------------
Total long-term liabilities                                     171,716                            177,094

Shareholders' equity:
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                     206                                206
   Other shareholders' equity                                   304,266                            290,749
                                                 -----------------------------------------------------------------------
Total shareholders' equity                                      304,472                            290,955
                                                 -----------------------------------------------------------------------
Total liabilities and shareholders' equity                 $    843,330                       $    831,408
                                                 =======================================================================



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

   ROADWAY EXPRESS, INC. AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                   (Second Quarter)
                                                                        June 17, 2000             June 19, 1999
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
   Revenue                                                                $  707,359                $  621,122
   Operating expenses:
     Salaries, wages and benefits                                            446,376                   400,524
     Operating supplies and expenses                                         126,807                   105,242
     Purchased transportation                                                 71,850                    61,789
     Operating taxes and licenses                                             18,169                    17,483
     Insurance and claims expense                                             15,155                    12,843
     Provision for depreciation                                               12,307                    10,228
     Net (gain) loss on disposal of operating property                           (55)                      232
                                                                  ----------------------------------------------------
   Total operating expenses                                                  690,609                   608,341
                                                                  ----------------------------------------------------
   Operating income                                                           16,750                    12,781
   Other income, net                                                             449                       594
                                                                  ----------------------------------------------------
   Income before income taxes                                                 17,199                    13,375
   Provision for income taxes                                                  7,327                     5,751
                                                                  ----------------------------------------------------
   Net income                                                             $    9,872                $    7,624
                                                                  ====================================================
   Earnings per share - basic                                             $     0.53                $     0.41
   Earnings per share - diluted                                           $     0.52                $     0.40
   Average shares outstanding - basic                                         18,650                    18,803
   Average shares outstanding - diluted                                       18,977                    19,072
   Dividends declared per share                                           $     0.05                $     0.05

See notes to condensed consolidated financial statements.

   ROADWAY EXPRESS, INC. AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                Twenty-four Weeks Ended
                                                                                    (Two Quarters)
                                                                        June 17, 2000             June 19, 1999
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
   Revenue                                                              $  1,384,678              $  1,226,400
   Operating expenses:
     Salaries, wages and benefits                                            868,491                   795,854
     Operating supplies and expenses                                         253,431                   203,159
     Purchased transportation                                                139,348                   120,123
     Operating taxes and licenses                                             37,216                    35,621
     Insurance and claims expense                                             27,924                    25,945
     Provision for depreciation                                               23,658                    19,567
     Net loss (gain) on disposal of operating property                           514                      (122)
                                                                  ----------------------------------------------------
   Total operating expenses                                                1,350,582                 1,200,147
                                                                  ----------------------------------------------------
   Operating income                                                           34,096                    26,253
   Other income, net                                                           1,205                     1,049
                                                                  ----------------------------------------------------
   Income before income taxes                                                 35,301                    27,302
   Provision for income taxes                                                 15,039                    11,739
                                                                  ----------------------------------------------------
   Net income                                                           $     20,262                    15,563
                                                                  ====================================================
   Net income per share - basic                                         $       1.09              $       0.83
   Net income per share - diluted                                       $       1.07              $       0.82
   Average shares outstanding - basic                                         18,672                    18,801
   Average shares outstanding - diluted                                       18,992                    19,047
   Dividends declared per share                                         $       0.10              $       0.10


See notes to condensed consolidated financial statements.

   ROADWAY EXPRESS, INC. AND SUBSIDIARIES

   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Twenty-four Weeks Ended
                                                                                    (Two Quarters)
                                                                        June 17, 2000             June 19, 1999
                                                                  ----------------------------------------------------
                                                                                    (in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $   20,262                $   15,563
   Depreciation and amortization                                              23,979                    19,443
   Other operating adjustments                                                (5,148)                   11,090
                                                                  ----------------------------------------------------
   Net cash provided by operating activities                                  39,093                    46,096

   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of carrier operating property                                   (58,791)                  (31,893)
   Sales of carrier operating property                                         2,188                     3,959
                                                                  ----------------------------------------------------
   Net cash used by investing activities                                     (56,603)                  (27,934)

   CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                             (1,925)                   (1,926)
   Treasury stock activity, net                                                 (330)                       27
                                                                  ----------------------------------------------------
   Net cash used by financing activities                                      (2,255)                   (1,899)

   Net (decrease) increase in cash and cash equivalents                      (19,765)                   16,263
   Cash and cash equivalents at beginning of period                           80,797                    60,232
                                                                  ----------------------------------------------------
   Cash and cash equivalents at end of period                             $   61,032                $   76,495
                                                                  ====================================================



See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending June 17, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                    (Second Quarter)                        (Two Quarters)
                                         June 17, 2000      June 19, 1999       June 17, 2000      June 19, 1999
                                         ------------------------------------------------------------------------------
                                                             (in thousands, except per share data)
  Net income                                   $  9,872           $  7,624           $ 20,262           $ 15,563
                                         ==============================================================================
  Weighted-average shares for
     Basic earnings per share                    18,650             18,803             18,672             18,801
  Management incentive stock plans                  327                269                320                246
                                         ------------------------------------------------------------------------------
  Weighted-average shares for
     Diluted earnings per share                  18,977             19,072             18,992             19,047
                                         ==============================================================================

  Earnings per share - basic                   $  0.53            $  0.41            $   1.09           $   0.83
  Earnings per share - diluted                 $  0.52            $  0.40            $   1.07           $   0.82


Note D--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                  Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                   (Second Quarter)                        (Two Quarters)
                                            June 17, 2000     June 19, 1999      June 17, 2000       June 19, 1999
                                          ------------------ ----------------- ------------------ --------------------
                                                                        (in thousands)
   Net income                                  $  9,872           $  7,624          $ 20,262           $ 15,563
   Foreign currency translation
        adjustments                                (624)               529              (709)             1,126
                                         -----------------------------------------------------------------------------
   Comprehensive income                        $  9,248           $  8,153          $ 19,553           $ 16,689
                                         =============================================================================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $9.9 million or $0.52 per share (diluted), for the second quarter ended June 17, 2000, compared to income of $7.6 million, or $0.40 per share (diluted) in the same quarter last year, an increase of 29.5%. Revenues were $707 million in the current quarter, a 13.9% increase from second quarter 1999.

The Company delivered 2.0 million tons of freight in the current quarter, up 6.9% compared to the prior year quarter. Less-than-truckload (LTL) tons were up 8.0% and truckload tons were up 2.1%. Net revenue per ton was $352.23, up 6.6% compared to the same quarter last year. The improvement in revenue per ton was driven by a general rate increase in the fourth quarter of 1999, a variable rate fuel surcharge that averaged 2.6% of revenue, and a changing freight mix. The improvement in revenue per ton was somewhat offset by an increase in the average shipment size (up 0.5% to 1,121 pounds) and a small decrease in the average length of haul (down 0.9% to 1,293 miles), both of which tend to put downward pressure on rate levels. These changes in the shipment characteristics also reflect the strategic direction of the Company relative to freight mix and regional service offerings. Total operating expenses were up $82.3 million, or 6.2% per ton, compared to the second quarter of 1999.

Salaries, wages, and benefits were up $45.9 million, or 4.3% per ton, primarily due to the April 1, 2000 wage and benefit increases of 3.2% under our labor contract, and accounted for nearly 60% of the per-ton increase. Workers' compensation costs increased 47% primarily due to claims severity and increased business levels, and represent 21% of the increased cost per ton.

Operating supplies and expenses were up $21.6 million, or 12.7% per ton, primarily due to the increase in fuel prices and higher fuel use, which together caused 47% of the increased cost per ton. Higher equipment rental and other direct terminal operating expenses, which together accounted for 48% of the increased cost per ton, drove the remainder of the increase in operating supplies. The rental costs reflect the Company's replacement of older linehaul tractors with leased units and rental of equipment for use in city operations.

Purchased transportation expenses were up $10.1 million, or 8.8% per ton. Cost increases in three types of purchased transportation services caused this growth: railroads in certain linehaul operations; the use of owner-operators by our subsidiaries; and purchased pickup and delivery (P&D) services for our seamless P&D offering.

Insurance and claims expenses were up 10.4% per ton over the second quarter of 1999 due to increased cargo loss and damage costs. Depreciation expense increased $2.1 million over the second quarter of 1999. This increase reflects recent capital expenditures, primarily for revenue equipment and data processing equipment and software.

The tax rate for the second quarter of 2000 and 1999 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $61.0 million, an $19.8 million decrease from year-end 1999, primarily due to increased capital expenditures in 2000. Cash flow from operations has been sufficient to meet working capital needs.

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

The Company's earnings are affected by changes in interest rates related to its trailer leases. During 1998, the Company entered into interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $36.2 million. An interest rate variation of 1% would have no material impact on the Company.

Roadway may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. An instantaneous 10% adverse change in foreign currency exchange rates would have no material impact on future cash flows of the Company.

Fuel price increases are mitigated by a variable rate fuel surcharge when the national average diesel fuel price exceeds $1.10 per gallon. This surcharge was in place during the second quarter of 2000 as discussed above.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 10, 2000, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on September 1, 2000, to shareholders of record on August 18, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

   27      Financial Data Schedule.

No Current Reports on Form 8-K were filed during the current quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROADWAY EXPRESS, INC.




Date:  July 27, 2000       By:     /s/ J. Dawson Cunningham
       -------------            -----------------------------------------------
                                J. Dawson Cunningham, Executive Vice President,
                                Chief Financial Officer, and Treasurer


Date:  July 27, 2000       By:     /s/ John G. Coleman
       -------------            -----------------------------------------------
                                John G. Coleman, Controller