Form 10-Q
period 2000-09-09
ROADWAY EXPRESS INC
filed 2000-10-23
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                     For the Period ended September 9, 2000.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                For the transition period from ______ to ______.



                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                                   34-0492670
---------------------------------------------         -------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No)


1077 Gorge Boulevard, Akron, OH                                44310
------------------------------------                         ---------
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

Yes    X       No         .
   ----------    --------



    The number of shares of common stock ($.01 par value) outstanding as of October 7, 2000 was 19,329,933.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         September 9, 2000                   December 31, 1999
                                                 -----------------------------------------------------------------------
                                                                   (in thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                               $     50,963                       $     80,797
   Accounts receivable, net                                     312,778                            299,599
   Prepaid expenses and supplies                                 15,370                             17,940
                                                 -----------------------------------------------------------------------
Total current assets                                            379,111                            398,336

Carrier operating property, at cost                           1,412,795                          1,356,533
Less allowance for depreciation                                 991,656                            976,205
                                                 -----------------------------------------------------------------------
Net carrier operating property                                  421,139                            380,328

Goodwill, net                                                    13,937                             15,360
Deferred income taxes                                            41,733                             37,384
                                                 -----------------------------------------------------------------------
Total assets                                               $    855,920                       $    831,408
                                                 =======================================================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                        $    194,093                       $    190,499
   Salaries and wages                                           124,516                            120,695
   Freight and casualty claims payable                           54,091                             52,165
                                                 -----------------------------------------------------------------------
Total current liabilities                                       372,700                            363,359

Long-term liabilities:
   Casualty claims payable                                       46,092                             49,077
   Future equipment repairs                                       6,134                              9,805
   Accrued pension and retiree medical                          115,651                            118,212
                                                 -----------------------------------------------------------------------
Total long-term liabilities                                     167,877                            177,094

Shareholders' equity:
   Common Stock - $.01 par value

     Authorized - 100,000,000 shares

     Issued - 20,556,714 shares                                     206                                206
   Other shareholders' equity                                   315,137                            290,749
                                                 -----------------------------------------------------------------------
Total shareholders' equity                                      315,343                            290,955
                                                 -----------------------------------------------------------------------
Total liabilities and shareholders' equity                 $    855,920                       $    831,408
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

   ROADWAY EXPRESS, INC. AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                    (Third Quarter)
                                                                      September 9, 2000        September 11, 1999
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
   Revenue                                                                $  698,867                $  652,218
   Operating expenses:
     Salaries, wages and benefits                                            437,729                   421,904
     Operating supplies and expenses                                         123,380                   103,981
     Purchased transportation                                                 74,383                    69,072
     Operating taxes and licenses                                             17,645                    17,180
     Insurance and claims expense                                             13,070                    13,169
     Provision for depreciation                                               13,315                    10,694
     Net loss (gain) on disposal of operating property                           743                        (1)
                                                                  ----------------------------------------------------
   Total operating expenses                                                  680,265                   635,999
                                                                  ----------------------------------------------------
   Operating income                                                           18,602                    16,219
   Other income, net                                                             290                       396
                                                                  ----------------------------------------------------
   Income before income taxes                                                 18,892                    16,615
   Provision for income taxes                                                  8,047                     6,970
                                                                  ----------------------------------------------------
   Net income                                                             $   10,845                $    9,645
                                                                  ====================================================
   Earnings per share - basic                                             $     0.58                $     0.51
   Earnings per share - diluted                                           $     0.57                $     0.50
   Average shares outstanding - basic                                         18,649                    18,815
   Average shares outstanding - diluted                                       19,011                    19,122
   Dividends declared per share                                           $     0.05                $     0.05

See notes to condensed consolidated financial statements.

   ROADWAY EXPRESS, INC. AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)
                                                                      September 9, 2000        September 11, 1999
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
   Revenue                                                              $  2,083,545              $  1,878,618
   Operating expenses:
     Salaries, wages and benefits                                          1,306,220                 1,217,758
     Operating supplies and expenses                                         376,811                   307,140
     Purchased transportation                                                213,731                   189,195
     Operating taxes and licenses                                             54,861                    52,801
     Insurance and claims expense                                             40,994                    39,114
     Provision for depreciation                                               36,973                    30,261
     Net loss (gain) on disposal of operating property                         1,257                      (123)
                                                                  ----------------------------------------------------
   Total operating expenses                                                2,030,847                 1,836,146
                                                                  ----------------------------------------------------
   Operating income                                                           52,698                    42,472
   Other income, net                                                           1,495                     1,445
                                                                  ----------------------------------------------------
   Income before income taxes                                                 54,193                    43,917
   Provision for income taxes                                                 23,086                    18,709
                                                                  ----------------------------------------------------
   Net income                                                           $     31,107                    25,208
                                                                  ====================================================
   Net income per share - basic                                         $       1.67              $       1.34
   Net income per share - diluted                                       $       1.64              $       1.32
   Average shares outstanding - basic                                         18,664                    18,806
   Average shares outstanding - diluted                                       19,005                    19,085
   Dividends declared per share                                         $       0.15              $       0.15


See notes to condensed consolidated financial statements.

   ROADWAY EXPRESS, INC. AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)
                                                                      September 9, 2000        September 11, 1999
                                                                  ----------------------------------------------------
                                                                                    (in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $   31,107                $   25,208
   Depreciation and amortization                                              37,440                    30,009
   Other operating adjustments                                               (16,035)                   18,606
                                                                  ----------------------------------------------------
   Net cash provided by operating activities                                  52,512                    73,823

   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of carrier operating property                                   (81,936)                  (43,697)
   Sales of carrier operating property                                         2,895                     5,225
                                                                  ----------------------------------------------------
   Net cash used by investing activities                                     (79,041)                  (38,472)

   CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                             (2,894)                   (2,905)
   Treasury stock activity, net                                                 (411)                      (84)
                                                                  ----------------------------------------------------
   Net cash used by financing activities                                      (3,305)                   (2,989)

   Net (decrease) increase in cash and cash equivalents                      (29,834)                   32,362
   Cash and cash equivalents at beginning of period                           80,797                    60,232
                                                                  ----------------------------------------------------
   Cash and cash equivalents at end of period                             $   50,963                $   92,594
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending September 9, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Twelve Weeks Ended                   Thirty-six Weeks Ended
                                                    (Third Quarter)                        (Three Quarters)
                                         Sept 9, 2000       Sept 11, 1999       Sept 9, 2000       Sept 11, 1999
                                         ------------------------------------------------------------------------------
                                                             (in thousands, except per share data)
  Net income                                   $ 10,845           $  9,645           $ 31,107           $ 25,208
                                         ==============================================================================
  Weighted-average shares for
     Basic earnings per share                    18,649             18,815             18,664             18,806
  Management incentive stock plans                  362                307                341                279
                                         ------------------------------------------------------------------------------
  Weighted-average shares for
     Diluted earnings per share                  19,011             19,122             19,005             19,085
                                         ==============================================================================

  Earnings per share - basic                   $   0.58           $   0.51           $   1.67           $   1.34
  Earnings per share - diluted                 $   0.57           $   0.50           $   1.64           $   1.32


Note D--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                  Twelve Weeks Ended                   Thirty-six Weeks Ended
                                                    (Third Quarter)                       (Three Quarters)
                                             Sept 9, 2000      Sept 11, 1999      Sept 9, 2000       Sept 11, 1999
                                          ------------------ ----------------- ------------------ --------------------
                                                                        (in thousands)
   Net income                                  $ 10,845           $  9,645          $ 31,107           $ 25,208
   Foreign currency translation
        adjustments                                 559               (659)             (150)               467
                                         -----------------------------------------------------------------------------
   Comprehensive income                        $ 11,404           $  8,986          $ 30,957           $ 25,675
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $10.8 million or $0.57 per share (diluted), for the third quarter ended September 9, 2000, compared to income of $9.6 million, or $0.50 per share (diluted) in the same quarter last year, an increase of 12.4%. Revenues were $699 million in the current quarter, a 7.2% increase from third quarter 1999.

The Company delivered 1.9 million tons of freight in the current quarter, down 1.7% compared to the prior year quarter. Less-than-truckload (LTL) tons were down 0.2% and truckload tons were down 7.8%. Tonnage in the third quarter of 1999 benefited from LTL industry consolidation due to discontinued operations of two mid-sized competitors and some freight diversion to the trucking industry resulting from consolidation in the rail transportation industry. Net revenue per ton was $359.35, up 9.0% compared to the same quarter last year. The improvement in revenue per ton was driven by the continuing impact of a general rate increase in the fourth quarter of 1999, adjustments in contract rates, freight mix changes, and a variable rate fuel surcharge that averaged 3.0% of revenue in the current quarter compared to 0.4% of revenue in the prior-year quarter. Total operating expenses were up $44.3 million, or 8.8% per ton, compared to the third quarter of 1999.

Salaries, wages, and benefits were up $15.8 million, or 5.5% per ton compared to the third quarter of 1999. Direct wages and benefits for drivers and dock workers accounted for $11.5 million of this increase, primarily due to the April

1, 2000 wage and benefit increases of 3.2% under our labor contract. The remaining $4.3 million increase resulted from management, administrative, and other indirect salaries, wages, and benefits.

Operating supplies and expenses were up $19.4 million, or 20.7% per ton over the prior year quarter. Escalating prices for fuel directly consumed in Company operations caused $7.5 million of this increase. Other operating and purchased transportation cost components have also been affected to varying degrees by the fuel price increases. Higher equipment rental and other direct terminal operating expenses together accounted for $10.8 million of the cost increase. The rental costs reflect the Company's replacement of older linehaul tractors with leased units and rental of equipment for use in city operations.

Purchased transportation expenses were up $5.3 million, or 9.5% per ton, driven by increased use of owner-operators by our subsidiaries and purchased pickup and delivery (P&D) services for our seamless P&D offering.

Depreciation expense increased $2.6 million over the third quarter of 1999. This increase reflects recent capital expenditures, primarily for revenue equipment and information technology.

The tax rate for the third quarter of 2000 and 1999 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $51 million, a $30 million decrease from year-end 1999, largely due to increased capital expenditures in 2000. Net acquisitions of equipment through the third quarter of 2000 amounted to $79 million, primarily for revenue equipment and data processing equipment. Cash flow from operations has been and is expected to be sufficient to meet working capital needs. The Company has no long-term debt.

On September 1, 2000, the Company implemented a general freight rate increase of approximately 5.6% that had a very minor impact on third quarter results. Revenue is only recognized as earned when freight is delivered. The full benefit of this increase will become evident in the fourth quarter. The Company is also taking actions to improve operating margins such as working with specific customers to improve the yield on freight.

The portions of narrative set forth in this discussion that are not historical in nature are forward-looking statements. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that, besides those mentioned, include the condition of the industry and the economy, fuel prices, labor relations, and the success of the Company's operating plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments for trading purposes. The Company's primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The Company's earnings are affected by changes in interest rates related to its trailer leases. The Company has in place interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $34.5 million. An interest rate variation of 1% would have no material impact on the Company.

Roadway may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. A 10% adverse change in foreign currency exchange rates would have no material impact on future cash flows of the Company.

Fuel price increases are mitigated by a variable rate fuel surcharge when the national average diesel fuel price exceeds $1.10 per gallon. This surcharge has been in place at varying rates since the third quarter of 1999, and was discussed above.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On October 4, 2000, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on December 1, 2000, to shareholders of record on November 10, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

   27    Financial Data Schedule.

No Current Reports on Form 8-K were filed during the current quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROADWAY EXPRESS, INC.




Date: October 23, 2000             By:    /s/ J. Dawson Cunningham
      ----------------                 ---------------------------
                                       J. Dawson Cunningham,
                                       Executive Vice President,
                                       Chief Financial Officer, and Treasurer


Date: October 23, 2000             By:    /s/ John G. Coleman
      ----------------                 ----------------------
                                       John G. Coleman, Controller