Form 10-K
period 2000-12-31
ROADWAY EXPRESS INC
filed 2001-03-29
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

                          Commission file number 0-600

                              ROADWAY EXPRESS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 34-0492670
-------------------------------               ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No)

1077 Gorge Boulevard   Akron, OH                           44310
--------------------------------------------               -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered:
    None
   ------                            ------------------------------------------

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

Yes  [X]   No      .
   --------   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 13, 2001 Common Stock, $.01 Par Value -- $247,672,478.

The number of shares outstanding of the issuer's classes of common stock as of February 13, 2001 Common Stock, $.01 Par Value -- 19,366,956 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I and II. Certain portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders held on March 28, 2001, are incorporated by reference into Part III.

PART I

ITEM 1.  --  BUSINESS

(a) General development of the business. Roadway Express, Inc. and its subsidiaries (the Company or Roadway), a Delaware corporation founded in 1930, provides less-than-truckload (LTL) freight services on major city-to-city routes (lanes) in North America, and on international lanes to and from North America. On January 2, 1996, Roadway was spun-off from Roadway Services, Inc. (the former parent), which was a holding company formed by Roadway in 1982. The Company's headquarters are at 1077 Gorge Boulevard, Akron, Ohio, 44310.

(b) Segment information. The operation of the company is conducted in one industry segment, the interstate transportation of LTL freight.

(c) Description of the business. Roadway provides transportation of general commodity freight by motor vehicle, in North America and elsewhere. General commodity freight includes apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal and metal products, non-bulk petroleum products, rubber, textiles, wood, and miscellaneous manufactured products. Roadway offers LTL service within Canada and Mexico through its subsidiaries, and also offers service to 66 additional countries worldwide through offshore agents. The Company serves over one-half million customers in North America.

Roadway is affected directly by the state of the overall economy, but no single segment of the economy (e.g., general retail merchandise, automotive, chemical) accounts for more than 10% of the Company's revenues. Seasonal fluctuations affect tonnage, revenues and operating results. Normally, the fall of each year is the Company's busiest shipping period; the months of December and January of each year are the slowest. Shipment levels, operating costs, and operating results can also be adversely affected by inclement weather. During 2000, no single customer accounted for more than 4% of the Company's total revenues, and the ten largest customers accounted for approximately 17% of the Company's total revenue.

The LTL business is extremely competitive, resulting in narrow margins. Roadway's primary competitors in the national LTL market are Yellow Freight System, Consolidated Freightways Corp., and ABF Freight System. The Company also competes for LTL freight with other national and international LTL carriers as well as regional LTL motor carriers, truckload carriers, small package carriers, private carriage, freight forwarders, railroads and airlines. Based on reported revenue for 2000, Roadway is one of the largest LTL motor carriers in the United States. Competition for freight is based primarily upon price and service (transit time). To maintain and improve market share, the Company offers and negotiates various discounts. The Company works directly with customers on an account-by-account basis to find ways to improve efficiencies and contain costs to improve both customer and carrier profitability.

Deregulation of most of the trucking industry, begun in 1980 and largely completed by Congress in 1995, has given rise to intense competition. New entrants, some of which have grown rapidly in regional markets, include some non-union carriers that may have lower labor costs than the Company.

At year-end 2000, the Company had over 28,000 employees. Approximately 75% of the Company's employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (the Teamsters). The current National Master Freight Agreement with the Teamsters expires on March 31, 2003. The Company believes that its current relations with the Teamsters are satisfactory.

The U.S. Department of Transportation (DOT), which retains limited oversight authority over motor carriers, currently regulates Roadway's operations in interstate commerce. Federal legislation preempts regulation by the states of price, routes, and service in intrastate freight transportation. The Company, like other interstate motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the DOT. The Company has earned a "satisfactory" rating (the highest of three grading categories) from the DOT. In addition, vehicle dimensions and driver hours of service remain subject to both Federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could adversely affect the operating results of the Company.

At December 31, 2000, the Company owned a total of 9,073 tractors and 24,340 trailers. The Company also operated 1,614 tractors and 11,847 trailers under long-term leases. The average age of the intercity fleet was seven years for tractors and six years for trailers. There is sufficient capacity to meet normal requirements. Short-term leased equipment is used to meet peak demands.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, positions, and ages of the persons who serve as Executive Officers of the Company.

------------------------------------------------------------------------------
    NAME                  PRESENT POSITIONS AND RECENT BUSINESS EXPERIENCE
------------------------------------------------------------------------------
John D. Bronneck           Vice President-Operations since March 1998. Prior to
                           this he served as Vice President-Northeastern
                           Division from January 1993 to March 1998. Age 53.

J. Dawson Cunningham       Executive Vice President and Chief Financial Officer
                           since January 2001. Prior to this he served as Executive Vice President, Chief Financial Officer and
                           Treasurer from March 1998 through December 2000, and
                           Vice President-Finance and Administration, and
                           Treasurer from August 1990 to March 1998. Age 54.

Louis J. Esposito          Vice President-Sales since September 1995. Prior to
                           this he served as Vice President-Midwestern Division from December 1990 through September 1995. Age 58.

John J. Gasparovic         Vice President-General Counsel and Secretary since
                           January 2001. Prior to this he was Vice President and General Counsel from May 2000 through December 2000.
                           Previous to employment with the Company he was Vice
                           President Business Development and General Counsel for Guardian Automotive of Auburn Hills, Michigan from 1999 through April 2000. From 1990 through 1998 he served as Assistant General Counsel, Guardian
                           Industries Corp. Age 43.

James D. Staley            President and Chief Operating Officer since March
                           1998. Prior to this he served as Vice
                           President-Operations since 1993. Age 51.

Michael W. Wickham         Chairman and Chief Executive Officer since March
                           1998. Prior to this he served as President and Chief
                           Executive Officer from January 1996 to March 1998, and as President from July 1990 through December
                           1995. Age 54.

-------------------------------------------------------------------------------

No family relationships exist between any of the executive officers named above or between any executive officer and any director of the Company.

ITEM 2.  --  PROPERTIES

At December 31, 2000, the Company operated 388 terminal facilities, of which 261 were Company owned and 127 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 14,343, of which 12,026 were at Company-owned facilities and 2,317 were at leased facilities. Thirty of the owned facilities are major consolidation/distribution centers that are in strategic locations throughout the continental United States. These 30 facilities contain 5,457 loading spaces, ranging in size from 71 to 426 loading spaces, and average 88,000 square feet, ranging from 31,000 to 220,000 square feet. All significant leased and owned facilities were being utilized at year-end 2000, and are adequate to meet current needs.

The Company owns its main headquarters offices of approximately 259,000 square feet, situated on 39.7 acres of which 14.7 are owned, and 25 leased under a long-term contract expiring in 2009, but renewable to 2084. Approximately 148,000 square feet of office space for certain headquarters department functions are leased at other locations.

ITEM 3.  --  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of its business. In the opinion of the management of the Company, the outcome of these matters will not have a material adverse effect on the Company's financial condition or results of operations. Refer to Item 7 of this document for further discussion relating to a non-operating charge arising from litigation occurring in March, 2001.

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

Under a tax sharing agreement entered into by the Company and its former parent at the time of the spin-off, the Company is obligated to reimburse the former parent for any additional taxes and interest that relate to the Company's business prior to the spin-off. The amount and timing of such payments, if any, is dependent on the ultimate resolution of the former parent's disputes with the IRS and the determination of the nature and extent of the obligations under the tax sharing agreement. The Company has established certain reserves with respect to these proposed adjustments. There can be no assurance, however, that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations and financial position.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.



PART II

ITEM 5.  --  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

The information under the caption "Common stock" in the table headed "Selected Quarterly Financial Data" on page 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 is filed with this Form 10-K as page 25 of Exhibit 13, and is incorporated herein by reference.

ITEM 6.  --  SELECTED FINANCIAL DATA

The information in the table headed "Historical Data" for the years 1996 through 2000 on page 30 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 is filed with this Form 10-K as page 26 of Exhibit 13, and is incorporated herein by reference.

ITEM 7. --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 is filed with this Form 10-K as pages 1 through 5 of Exhibit 13, and is incorporated herein by reference.

Additionally, the Company issued a statement on March 14, 2001, regarding anticipated first quarter operating results. In the statement, the Company indicated that tonnage levels are currently 10% to 11% below those of a year ago. This decline will negatively impact results, leading to a one-half of one percent (0.5%) deterioration in the operating ratio. The Company also stated that it had experienced a one-time, non-operating charge related to litigation that will reduce first quarter net income by $3.5 million.

While most of the foregoing information is historical, some of the comments made are forward-looking statements. The Company's actual performance may differ from that forecast as a result of variable factors such as the state of the national economy, capacity and rate levels in the motor freight industry, fuel prices, and the success of the Company's operating plans. These forward-looking statements reflect management's analysis only as of the date of this Annual Report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 7A.  --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments for trading purposes. The Company's primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The disclosure regarding interest rate and foreign currency exchange rate fluctuations is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 17 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is filed with this Form 10-K as page 5 of Exhibit 13, and is incorporated herein by reference.

Increasing fuel prices are mitigated with a variable rate fuel surcharge, assessed by the Company when the national average price of diesel fuel exceeds $1.10 per gallon. This surcharge was in effect during 2000, and resulted in an effective rate increase of 2.7%. With the continuation of high fuel prices in 2001, the surcharge is 4.0% on LTL shipments and 6.0% on truckload shipments as of February 26, 2001.

ITEM 8.  --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 18 through 28 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 are filed with this Form 10-K as pages 6 through 24 of Exhibit 13, and are incorporated herein by reference.

The summary of quarterly results of operations on page 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 is filed with this Form 10-K as page 25 of Exhibit 13, and is incorporated herein by reference.

See list of financial statements under Item 14 (a) 1.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10.  --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required concerning the directors is set forth under the caption "Election of Directors" on page 2 of the definitive proxy statement (the Proxy) relating to the registrant's Annual Meeting of Shareholders held on March 28, 2001, and is incorporated herein by reference.

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

(a) 1. List of financial statements contained in Roadway's Annual Report to Shareholders for the year ended December 31, 2000, and filed as Exhibit 13 to this Form 10-K:

                                                                          Annual
                                                                          Report        Exhibit 13
                                                                          page(s)       page(s)
                                                                          -------       -------
       Consolidated balance sheets at December 31, 2000 and 1999          18            6
       Statements of consolidated income
            for the years ended December 31, 2000, 1999,  and 1998        19            7
       Statements of consolidated shareholders' equity
            for the years ended December 31, 2000, 1999, and 1998         20            8
       Statements of consolidated cash flows
            for the years ended December 31, 2000, 1999, and 1998         21            9
       Notes to consolidated financial statements                         22-27         10-23
       Report of independent auditors dated January 19, 2001              28            24
       Selected quarterly financial data for 2000 and 1999                29            25


(a) 2. The following financial statement schedule is included on page 9 of this Form 10-K:

              Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of the conditions under which they are required, or because information called for is shown in the financial statements and notes thereto in the 2000 Annual Report to Shareholders.

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

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(a) 3.        Exhibit Index (continued)

Exhibit No.
------------
   10.5 Intellectual Property Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.5 to the Registrant's General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).

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

   10.23 * Roadway Express, Inc. Equity Ownership Plan (filed as Exhibit A to the Registrant's definitive Proxy Statement dated February 20, 1998, and incorporated herein by reference).

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

   10.29 $50,000,000 Credit Agreement among Roadway Express, Inc., the lenders, and Bank One, NA, as agent.

   13 Annual Report to Shareholders for the year ended December 31, 2000. Only those portions expressly referenced herein are incorporated into this Form 10-K. Other portions are not required and, therefore, are not filed as part of this Form 10-K.

   21       List of Subsidiaries.

   23       Consent of Independent Auditors.
-------------------------------------------------------------------------------
* Designates a compensation plan for Directors or Executive Officers.

(b)    No reports on Form 8-K were filed in the Fourth Quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ROADWAY EXPRESS, INC.


Date March 28, 2001             by   /s/ Michael W. Wickham
     --------------                ---------------------------------------------
                                     Michael W. Wickham, Chairman of the Board
                                     and Chief Executive Officer



Date March 28, 2001             by   /s/ J. Dawson Cunningham
     --------------                ---------------------------------------------
                                     J. Dawson Cunningham, Executive Vice
                                     President and Chief Financial Officer



Date March 28, 2001             by   /s/ John G. Coleman
     --------------                ---------------------------------------------
                                     John G. Coleman, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 28, 2001             by   /s/ Frank P. Doyle
     --------------                ---------------------------------------------
                                     Frank P. Doyle, Director

Date March 28, 2001             by   /s/ John F. Fiedler
     --------------                ---------------------------------------------
                                     John F. Fiedler, Director

Date March 28, 2001             by   /s/ Dale F. Frey
     --------------                ---------------------------------------------
                                     Dale F. Frey, Director

Date March 28, 2001             by   /s/ Phillip J. Meek
     --------------                ---------------------------------------------
                                     Phillip J. Meek, Director

Date March 28, 2001             by   /s/ Carl W. Schafer
     --------------                ---------------------------------------------
                                     Carl W. Schafer, Director

Date March 28, 2001             by   /s/ Sarah Roush Werner
     --------------                ---------------------------------------------
                                     Sarah Roush Werner, Director

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     ROADWAY EXPRESS, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (in thousands)

----------------------------------- --------------- ------------------------------- ---------------- -----------------
              COL. A                    COL. B                  COL. C                  COL. D            COL. E
----------------------------------- --------------- ------------------------------- ---------------- -----------------
                                                              Additions
----------------------------------- --------------- ------------------------------- ---------------- -----------------
                                                                      Charged to
                                      Balance at       Charged to       Other
                                     Beginning of       Cost and      Accounts -      Deductions-      Balance at End
           Description                  Period          Expenses      Describe         Describe           of Period
----------------------------------- --------------- ---------------- -------------- ---------------- -----------------
2000
    Allowance for
       Uncollectible accounts           $  8,228        $  10,560            -          $  10,576 (1)    $  8,212
    Valuation allowance on
       deferred tax assets                   700            2,392 (2)        -                700 (3)       2,392
                                        --------        ---------                       ---------        --------
                  Total                 $  8,928        $  12,952            -          $  11,276        $ 10,604
                                        ========         ========                        ========        ========
1999
    Allowance for
       Uncollectible accounts           $  6,331        $  15,746            -          $  13,849 (1)    $  8,228
    Valuation allowance on
       deferred tax assets                   700                -            -                  -             700
                                        --------        ---------                       ---------        --------
                  Total                 $  7,031        $  15,746            -          $  13,849        $  8,928
                                        ========         ========                        ========        ========
1998
    Allowance for
       Uncollectible accounts           $  4,823        $  17,557            -          $  16,049 (1)    $  6,331
    Valuation allowance on
       deferred tax assets                   700                -            -                  -             700
                                        --------        ---------                       ---------        --------
                  Total                 $  5,523        $  17,557            -          $  16,049        $  7,031
                                        ========         ========                        ========        ========
----------------------------------- --------------- ---------------- -------------- ---------------- -----------------

(1)   Uncollectible amounts written off, net of recoveries.
(2) Valuation allowance recognized to offset the deferred tax asset relating to certain foreign operating loss carryforwards.
(3)   Utilization of foreign tax credits.