Form 10-Q
period 2001-03-24
ROADWAY EXPRESS INC
filed 2001-04-26
CIK 84271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the Period ended March 24, 2001.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from ______ to ______.



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
Yes   X    No     .
   -------   -----



         The number of shares of common stock ($.01 par value) outstanding as of March 24, 2001 was 19,368,224.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           March 24, 2001                    December 31, 2000
                                                 -----------------------------------------------------------------------
                                                                   (in thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                               $     54,033                       $     64,939
   Accounts receivable, net                                     294,429                            299,179
   Prepaid expenses and supplies                                 21,403                             16,760
                                                 -----------------------------------------------------------------------
Total current assets                                            369,865                            380,878

Carrier operating property, at cost                           1,437,841                          1,430,074
Less allowance for depreciation                               1,006,866                          1,001,389
                                                 -----------------------------------------------------------------------
Net carrier operating property                                  430,975                            428,685

Goodwill, net                                                    15,603                             16,086
Deferred income taxes                                            47,929                             44,756
                                                 -----------------------------------------------------------------------
Total assets                                               $    864,372                       $    870,405
                                                 =======================================================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                        $    171,519                       $    178,890
   Salaries and wages                                           123,926                            125,927
   Freight and casualty claims payable                           52,440                             51,876
                                                 -----------------------------------------------------------------------
Total current liabilities                                       347,885                            356,693

Long-term liabilities:
   Casualty claims and other                                     62,410                             57,257
   Accrued pension and retiree medical                          116,938                            116,584
                                                 -----------------------------------------------------------------------
Total long-term liabilities                                     179,348                            173,841

Shareholders' equity:
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                     206                                206
   Other shareholders' equity                                   336,933                            339,665
                                                 -----------------------------------------------------------------------
Total shareholders' equity                                      337,139                            339,871
                                                 -----------------------------------------------------------------------
Total liabilities and shareholders' equity                 $    864,372                       $    870,405
                                                 =======================================================================



Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                               Twelve Weeks Ended
                                                                                 (First Quarter)
                                                                    March 24, 2001            March 25, 2000
                                                               ----------------------------------------------------
                                                                      (in thousands, except per share data)

Revenue                                                                $  650,485                $  677,319
Operating expenses:
  Salaries, wages and benefits                                            412,126                   422,115
  Operating supplies and expenses                                         113,709                   126,624
  Purchased transportation                                                 64,381                    67,498
  Operating taxes and licenses                                             17,539                    19,047
  Insurance and claims expense                                             13,180                    12,769
  Provision for depreciation                                               15,261                    11,351
  Net loss on disposal of operating property                                  186                       569
                                                               ----------------------------------------------------
Total operating expenses                                                  636,382                   659,973
                                                               ----------------------------------------------------
Operating income                                                           14,103                    17,346
Other (expense) income, net                                                (5,429)                      756
                                                               ----------------------------------------------------
Income before income taxes                                                  8,674                    18,102
Provision for income taxes                                                  3,684                     7,712
                                                               ----------------------------------------------------
Net income                                                             $    4,990                $   10,390
                                                               ====================================================
Earnings per share - basic                                             $     0.27                $     0.56
Earnings per share - diluted                                           $     0.26                $     0.55
Average shares outstanding - basic                                         18,451                    18,693
Average shares outstanding - diluted                                       18,912                    18,973
Dividends declared per share                                           $     0.05                $     0.05

See notes to condensed consolidated financial statements.

ROADWAY EXPRESS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                               Twelve Weeks Ended
                                                                                 (First Quarter)
                                                                    March 24, 2001            March 25, 2000
                                                               ----------------------------------------------------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $    4,990                $   10,390
Depreciation and amortization                                              15,744                    11,335
Other operating adjustments                                               (12,309)                   (9,507)
                                                               ----------------------------------------------------
Net cash provided by operating activities                                   8,425                    12,218

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of carrier operating property                                   (18,039)                  (22,047)
Sales of carrier operating property                                           302                       253
                                                               ----------------------------------------------------
Net cash used by investing activities                                     (17,737)                  (21,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                               (968)                     (968)
Treasury stock activity, net                                                 (613)                     (508)
                                                               ----------------------------------------------------
Net cash used by financing activities                                      (1,581)                   (1,476)

Effect of exchange rate on cash                                               (13)                      (39)
                                                               ----------------------------------------------------
Net decrease in cash and cash equivalents                                 (10,906)                  (11,091)
Cash and cash equivalents at beginning of period                           64,939                    80,797
                                                               ----------------------------------------------------
Cash and cash equivalents at end of period                             $   54,033                $   69,706
                                                               ====================================================


See notes to condensed consolidated financial statements.

Roadway Express, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)


Note 1--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending March 24, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note 3--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                   Twelve Weeks Ended
                                                    (First Quarter)
                                         March 24, 2001     March 25, 2000
                                         ---------------------------------------
                                         (in thousands, except per share data)

  Net income                                    $ 4,990           $ 10,390
                                         =======================================
  Weighted-average shares for
     Basic earnings per share                    18,451             18,693
  Management incentive stock plans                  461                280
                                         ---------------------------------------
  Weighted-average shares for
     Diluted earnings per share                  18,912             18,973
                                         =======================================
  Earnings per share - basic                    $  0.27           $   0.56
  Earnings per share - diluted                  $  0.26           $   0.55

Note 4--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                  Twelve Weeks Ended
                                                    (First Quarter)
                                          March 24, 2001     March 25, 2000
                                         -------------------------------------
                                                    (in thousands)

   Net income                                  $  4,990           $ 10,390
   Foreign currency translation
        adjustments                                (965)               (85)
                                         -------------------------------------
   Comprehensive income                        $  4,025           $ 10,305
                                         =====================================


Note 5--Contingent Matter

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


Note 6--Impact of Recently Issued Accounting Standard

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company's earnings, financial position, or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $5.0 million or $0.26 per share (diluted), for the first quarter ended March 24, 2001, compared to income of $10.4 million, or $0.55 per share (diluted) in the same quarter last year, a decrease of 52%. A one-time, non-operating charge reduced net income by $3.5 million, or $0.18 per share (diluted). This one-time charge against net income resulted from an adverse jury verdict, which the Company plans to appeal. Revenues were $650 million in the current quarter, a 4% decrease from first quarter 2000.

The Company delivered 1.7 million tons of freight in the current quarter, down 10.4% compared to the prior year quarter. Less-than-truckload (LTL) tons were down 9.7% and truckload tons were down 13.3%. Tonnage declines were attributable to the slowing national economy and severe weather late in the first quarter. Net revenue per ton was $372.53, up 7.2% compared to the same quarter last year. The industry's pricing environment continues to remain firm, which mitigates some of the impact of the reduced tonnage. The improvement in revenue per ton was due to the general rate increase in the fourth quarter of 2000, adjustments in contract rates, freight mix changes, and a variable rate fuel surcharge that averaged 3.3% of revenue in the current quarter compared to 2.4% of revenue in the prior-year quarter. Total operating expenses were down $23.6 million, but increased 7.6% on a per-ton basis with the decline in tonnage. The operating ratio deteriorated to 97.8% of revenue, up from 97.4% in the same quarter last year.

Salaries, wages, and benefits as a percentage of revenue increased to 63.4% of revenue, up from 62.3% in the first quarter of 2000. The increase is attributable to health care and pension benefits, primarily resulting from increases under the Company's contract with the Teamsters. Other salary and wage expenses were flat as a percentage of revenue.

Operating supplies and expenses were down $12.9 million, reflecting reduced business levels, with reductions occurring in the areas of maintenance, terminal operations, and general and administrative expenditures. The only significant exception was a $2.5 million increase in long-term leases of linehaul tractors and trailers, due to the replacement of some older linehaul equipment with leased units. The Company settled a dispute with a third-party service provider resulting in a $4.0 million reduction of expenses in the current quarter. The Company previously incurred costs of approximately $1.4 million associated with this recovery, reducing its pre-tax value to $ 2.6 million.

Purchased transportation expenses declined $3 million due to reduced railroad miles in linehaul service and purchased pickup and delivery (P&D) services for our seamless P&D offering. These reductions were offset by increased costs of owner-operators by our Canadian and Mexican subsidiaries.

Depreciation expense increased $4 million and reflects recent capital expenditures, primarily for revenue equipment and information technology.

The tax rate for the first quarter of 2001 and 2000 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $54 million, an $10.9 million decrease from year-end 2000. This decrease was largely due to net capital expenditures of $17.7 million during the quarter, primarily for revenue equipment and real estate, which exceeded cash flow from operations. Capital expenditures are under evaluation, but substantial changes from previously announced levels are not anticipated. Cash flow from operations and current financing sources will be sufficient to meet working capital needs. The Company has no long-term debt.

On September 1, 2000, the Company implemented a general freight rate increase of approximately 5.6%. The Company continues to take actions to improve operating margins such as working with specific customers to improve the yield on freight. Due to the reduced business levels, approximately 7% of the Company's hourly work force is currently on layoff, and the number of exempt positions has been reduced by 4%.

The portions of narrative set forth in this discussion that are not historical in nature are forward-looking statements. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that, besides those mentioned, include the condition of the industry and the economy, capacity and rate levels in the motor freight industry, fuel prices, labor relations, and the success of the Company's operating plans. These forward-looking statements reflect management's analysis only as of the date of this filing. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments for trading purposes. The Company's primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The Company has interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $31 million, and prevent the Company's earnings from being directly affected by changes in interest rates related to its trailer leases.

Roadway may incur some economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. A 10% adverse change in foreign currency exchange rates would have no material impact on future cash flows and earnings of the Company.

Fuel price increases are mitigated by a variable rate fuel surcharge when the national average diesel fuel price exceeds $1.10 per gallon. This surcharge has been in place at varying rates since the third quarter of 1999, and was discussed above.



PART II -- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on March 28, 2001. Two matters were voted upon at this meeting: (i) the election of seven members to the Board of Directors, and (ii) ratification of the appointment of Ernst & Young LLP as the independent auditors. There were 17,692,192 shares voted of the 19,366,031 shares outstanding and entitled to vote. The following table shows the results of the vote.

      PROPOSAL                                                 FOR                 AGAINST             WITHHELD
      Election of Directors
          Frank P. Doyle                                    17,498,451                                   193,741
          John F. Fiedler                                   17,479,884                                   212,308
          Dale F. Frey                                      17,498,148                                   194,044
          Phillip J. Meek                                   17,499,730                                   192,462
          Carl W. Schafer                                   17,478,845                                   213,347
          Sarah Roush Werner                                17,484,599                                   207,593
          Michael W. Wickham                                15,584,096                                 2,108,096

      Appointment of Ernst & Young LLP as
        independent auditors                                17,062,766              559,929               69,497

ITEM 5. OTHER INFORMATION

On January 30, 2001, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on March 1, 2001, to shareholders of record on February 21, 2001.

On March 28, 2001, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on June 1, 2001, to shareholders of record on May 11, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are required to be filed this quarter.

No Current Reports on Form 8-K were filed during the current quarter.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROADWAY EXPRESS, INC.






Date: April 25, 2001        By:     /s/ J. Dawson Cunningham
      --------------             ---------------------------
                                 J. Dawson Cunningham, Executive Vice President
                                 and Chief Financial Officer




Date: April 25, 2001        By:     /s/ John G. Coleman
      --------------             ----------------------
                                 John G. Coleman, Controller